Form 10-Q
period 1999-06-30
INTERWORLD CORP
filed 1999-09-13
CIK 1060326

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1999

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


                        Commission File Number 000-26925



                             INTERWORLD CORPORATION
             (Exact name of registrant as specified in its charter)

                      Delaware                            13-3818716
                      --------                            ----------
        (State or other jurisdiction of                (I.R.S. Employer
         incorporation or organization)             Identification Number)

                          395 Hudson Street, 6th Floor
                             New York, NY 10014-3669
                          ----------------------------
               (Address of principal executive offices) (Zip code)

                                 (212) 301-2500
                                 --------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]


As of September 1, 1999 there were 26,960,724 shares of the Registrant's Common Stock issued and outstanding.

================================================================================

                             INTERWORLD CORPORATION

                                TABLE OF CONTENTS

                                                                                PAGE
                                                                                ----
PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements

         Consolidated Balance Sheets as of June 30, 1999 (unaudited)
              and December 31, 1998                                                2

         Consolidated Statements of Operations for the three and six months
              ended June 30, 1999 (unaudited) and 1998 (unaudited)                 4

         Consolidated Statements of Cash Flows for the six months
              ended June 30, 1999 (unaudited) and 1998 (unaudited)                 5

         Notes to Consolidated Financial Statements                                6

     Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                 9


PART II - OTHER INFORMATION

     Item 2. Changes in Securities and Use of Proceeds                             15

     Item 4. Submission of Matters to a Vote of Security Holders                   15

     Item 6. Exhibits and Reports on Form 8-K                                      15

SIGNATURES                                                                         15

EXHIBIT INDEX                                                                      15

PART I
Item 1.   FINANCIAL STATEMENTS


                             INTERWORLD CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                           JUNE 31,           DECEMBER 31,
                                                                                             1999                 1998
                                                                                             ----                 ----
                                                                                          (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents                                                                 $ 1,683                $ 858
   Accounts receivable - net                                                                   5,611                6,153
   Prepayments and other current assets                                                          489                  497
   Deferred offering costs                                                                       143                    -
                                                                                            --------             --------

     TOTAL CURRENT ASSETS                                                                      7,926                7,508
                                                                                            --------             --------

Property and equipment, net                                                                    7,084                6,070

Other assets                                                                                     481                  541
                                                                                            --------             --------

     TOTAL ASSETS                                                                           $ 15,491             $ 14,119
                                                                                            ========             ========


LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
   STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Accounts payable and accrued expenses                                                     $ 6,944              $ 5,791
   Capital lease obligations to related party - current                                        1,194                1,328
   Deferred revenue and customer deposits                                                      2,503                1,024
                                                                                            --------             --------

     TOTAL CURRENT LIABILITIES                                                                10,641                8,143
                                                                                            --------             --------

Notes payable to related Party                                                                   719                3,229

Capital lease obligations to related party - long term                                            84                  599

Deferred rent                                                                                  1,231                1,030
                                                                                            --------             --------

     TOTAL LIABILITIES                                                                        12,675               13,001
                                                                                            --------             --------

                             INTERWORLD CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                 JUNE 31,           DECEMBER 31,
                                                                                   1999                1998
                                                                                   ----                ----
                                                                                (UNAUDITED)
Commitments

Mandatorily redeemable
   Series A Convertible Preferred Stock ($0.01 par value; 8,200,000 shares
   authorized, 7,539,999 issued and outstanding at June 30, 1999 and                47,424               47,334
   December 31,1998, respectively)

Mandatorily redeemable
   Series B Convertible Preferred Stock ($0.01 par value; 2,500,000 shares
   authorized, 1,650,000 issued and outstanding at June 30, 1999)                   15,629                    -

Stockholders' deficit:

Common stock ($0.01 par value; 35,000,000 shares authorized, 14,158,483 and
   14,011,886 issued and outstanding at June 30, 1999 and December
   31, 1998, respectively)                                                             141                  139
Additional paid-in capital                                                           9,566                6,840
Accumulated deficit                                                                (69,944)             (53,195)
                                                                                  --------             --------
     TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                          (60,237)             (46,216)
                                                                                  --------             --------
     TOTAL LIABILITIES, MANDATORILY REDEEMABLE
       CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS'
       EQUITY (DEFICIT)                                                           $ 15,491             $ 14,119
                                                                                  ========             ========

The accompanying notes are an integral part of these consolidated financial statements.

                             INTERWORLD CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                     JUNE 30,                           JUNE 30,
                                                                     --------                           --------
                                                              1999              1998             1999              1998
                                                              ----              ----             ----              ----
Revenues, net:
   Product licenses                                           $ 5,652            $ 844          $ 10,037          $ 2,390
   Services                                                     2,612              950             5,228            1,816
   Other                                                            1                -                 1                -
                                                             --------         --------          --------         --------
     TOTAL REVENUES, NET                                        8,265            1,794            15,266            4,206
                                                             --------         --------          --------         --------

Cost of revenues:
   Product licenses                                               343              117               551              189
   Services                                                     5,071            1,318             7,827            2,450
   Other                                                            -                -                 -                -
                                                             --------         --------          --------         --------
     TOTAL COST OF REVENUES                                     5,414            1,435             8,378            2,639
                                                             --------         --------          --------         --------

     GROSS PROFIT                                               2,851              359             6,888            1,567

Operating expenses:
   Research and development                                     4,277            2,093             7,914            4,057
   Sales and marketing                                          5,427            2,582            10,396            4,646
   General and administrative                                   1,860            2,062             3,073            3,487
   Noncash employee compensation                                  618              488             1,738              865
                                                             --------         --------          --------         --------
     TOTAL OPERATING EXPENSES                                  12,182            7,225            23,121           13,055
                                                             --------         --------          --------         --------

     LOSS FROM OPERATIONS                                      (9,331)          (6,866)          (16,233)         (11,488)

Other income (expense):
   Interest income                                                 39              139               130              202
   Interest expense                                              (293)            (130)             (588)            (215)
                                                             --------         --------          --------         --------
     TOTAL OTHER INCOME (EXPENSE)                                (254)               9              (458)             (13)
                                                             --------         --------          --------         --------

     LOSS BEFORE INCOME TAXES                                  (9,585)          (6,857)          (16,691)         (11,501)

   Income taxes                                                     -                -               (45)               -
                                                             --------         --------          --------         --------

     NET LOSS                                                $ (9,585)        $ (6,857)         $(16,736)        $(11,501)
                                                             ========         ========          ========         ========

BASIC LOSS PER SHARE AND DILUTED LOSS
   PER SHARE                                                 $  (0.68)        $  (0.50)         $  (1.20)        $  (0.84)
                                                             ========         ========          ========         ========

The accompanying notes are an integral part of these consolidated financial statements.

                             INTERWORLD CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                             SIX MONTHS ENDED
                                                                                 JUNE 30,
                                                                                 --------
                                                                        1999                  1998
                                                                        ----                  ----
Cash flows from operating activities:
Net loss                                                              $(16,736)            $ (11,501)

Adjustments to reconcile net loss to net cash used in
   operating activities:
     Depreciation and amortization                                       1,495                 1,148
     Loss on disposition of Capital Expenditures                            (2)                    -
     Noncash consulting expense                                            410                    47
     Noncash employee compensation                                       1,738                   865
     Noncash interest expense                                              524                    69
     Changes in discontinued operations                                      -                   (50)
     Changes in assets and liabilities:
         Accounts receivable - net                                         542                 1,520
         Prepaid expenses and other current assets                          32                  (528)
         Deferred offering costs                                          (143)                    -
         Accounts payable and accrued expenses                             163                  (132)
         Deferred revenue and customer deposits                          1,479                  (241)
         Other assets and liabilities                                       48                    70
         Deferred rent                                                     201                   303
                                                                      --------              --------

              NET CASH USED IN OPERATING ACTIVITIES                    (10,249)               (8,430)
                                                                      --------              --------

Cash flows from investing activities:
   Capital expenditures                                                 (2,531)                 (626)
   Capital expenditures of UGO Networks, Inc.                                -                  (464)
                                                                      --------              --------

              NET CASH USED IN INVESTING ACTIVITIES                     (2,531)               (1,090)

Cash flows from financing activities:
     Principal payments on capital lease obligations                      (684)                 (736)
     Proceeds from issuance of Series A preferred stock                      -                10,080
     Proceeds from issuance of Series B preferred stock                 16,500                     -
     Deposits on preferred stock subscriptions                               -                  (225)
     Proceeds from exercise of common stock options                        789                   657
     Proceeds from notes payable to related party                        1,000                     -
     Payments of notes payable to related party                         (4,000)                    -
                                                                      --------              --------

              NET CASH PROVIDED BY FINANCING ACTIVITIES                 13,605                 9,776
                                                                      --------              --------

Net increase (decrease) in cash and cash equivalents                       825                   256

Cash and cash equivalents, beginning of period                             858                 6,081
                                                                      --------              --------

Cash and cash equivalents, end of period                              $  1,683              $  6,337
                                                                      ========              ========

Cash paid for:
   Interest                                                           $     65              $    169
                                                                      ========              ========

The accompanying notes are an integral part of these consolidated financial statements.

                             INTERWORLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


NOTE 1. BUSINESS

InterWorld Corporation ("InterWorld") is a provider of Internet commerce software solutions that enable manufacturers, distributors and retailers to conduct business over the Internet. InterWorld's products, called "Enterprise Commerce" software, enable companies to build their online businesses and integrate them with their existing business practices and enterprise systems. InterWorld derives its revenues from its family of enterprise commerce software consisting of its Commerce Exchange platform, applications, tools and business adapters.


NOTE 2. BASIS OF PRESENTATION

The accompanying Consolidated Balance Sheets as of June 30, 1999 (unaudited) and December 31, 1998, the related Consolidated Statements of Operations for the three and six months ended June 30, 1999 (unaudited) and 1998 (unaudited), the Consolidated Statements of Cash Flows for the six months ended June 30, 1999 (unaudited) and 1998 (unaudited), and the related Notes to the consolidated financial statements, have been prepared in conformity with the guidelines set forth by the Securities and Exchange Commission for quarterly reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of InterWorld and its wholly owned and majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

The financial statements and the related notes are unaudited and should be reviewed in conjunction with InterWorld's consolidated financial statements for the year ended December 31, 1998, as set forth in InterWorld's Registration Statement on Form S-1 (No. 333-79879). In the opinion of management, the Consolidated Financial Statements and the related notes included herein present fairly, in all material respects, the financial position and results of operations of InterWorld and its wholly owned subsidiaries as of and for the three and six months ended June 30, 1999. In addition, the stated financial position and quarterly results of operations are not necessarily indicative of expected results for future periods.

Accounting Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

New Accounting Pronouncements:

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. At June 30, 1999, InterWorld did not own any derivative instruments and had not engaged in any hedging activities during the three months ended June 30, 1999.

During the six months ended June 30, 1999 and 1998, approximately 15% and 7%, respectively, of our revenues were generated by our foreign sales offices. At June 30, 1999, less than 7% of gross receivables were denominated in foreign currencies. Currently, we do not expect to purchase derivative instruments or engage in any hedging activities.


NOTE 3. LOSS PER COMMON SHARE

Effective December 31, 1997, InterWorld adopted SFAS No. 128, "Earnings per Share" ("SFAS 128") which requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS") by all entities that have publicly traded common stock or common stock equivalents (options, warrants, convertible securities or contingent stock arrangements). Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of common stock equivalents that would have an antidilutive effect on earnings.

All prior periods presented have been restated for the adoption of SFAS 128. The computations of basic loss per share and diluted loss per share for the three and six months ended June 30, 1999 and 1998 are as follows:

                                                            THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                  JUNE 30,                            JUNE 30,
                                                                  --------                            --------
                                                            1999              1998             1999              1998
                                                            ----              ----             ----              ----
Net loss                                                 $    (9,585)       $    (6,857)      $   (16,736)      $   (11,501)
                                                         -----------        -----------       -----------       -----------
Weighted average shares
   outstanding used for basic
   loss and diluted loss per share*                       14,060,751         13,837,346        13,990,702        13,682,032

Basic loss and diluted loss
   per share*                                            $     (0.68)       $     (0.50)      $     (1.20)      $     (0.84)
                                                         ===========        ===========       ===========       ===========

* Common stock equivalents are not included since they would be antidilutive.

At June 30, 1999, outstanding options to purchase 4,555,563 shares of common stock, with exercise prices ranging from $1.25 to $10.00 per share, and at June 30, 1998 options to purchase 3,488,089 shares of common stock, with exercise prices ranging from $1.25 to $8.50, have been excluded from the computation of diluted loss per share as they are antidilutive. At June 30, 1999, outstanding warrants to purchase 534,070 shares of Series A Convertible Preferred Stock ("Series A Preferred"), with exercise prices ranging from $2.00 to $9.775 per share and at June 30, 1998 warrants to purchase 430,538 shares of Series A Preferred with exercise prices ranging from $2.00 to $9.775, are also antidilutive and have been excluded from the computation of diluted loss per share at both June 30, 1999 and 1998. Common shares issuable upon conversion of Series A Preferred and Series B Convertible Preferred Stock ("Series B Preferred") have also been excluded from the computation of diluted loss per share at June 30, 1999 and 1998, as they are antidilutive.


NOTE 4. SUBSEQUENT EVENTS

On August 16, 1999, InterWorld completed an initial public offering ("IPO") in which InterWorld sold 3,000,000 shares of common stock at a price of $15 per share. The net proceeds from the sale of shares in this offering were approximately $40.9 million, after deducting underwriting discounts and commissions and estimated expenses of $1.0 million payable by InterWorld. On September 1, 1999, InterWorld received additional net proceeds of approximately $6.3 million when the underwriter exercised an option granted to it in connection with this offering to purchase 450,000 additional shares from InterWorld to cover over-allotments.

Upon the closing of the IPO, all outstanding shares of Series A Preferred and Series B Preferred automatically converted into an aggregate of 9,189,999 shares of common stock. The pro forma effects of this conversion and the sale of 3,450,000 shares have been reflected below in the unaudited pro forma Balance Sheet data at June 30, 1999 and the unaudited pro forma weighted average earnings per share calculations at the three and six months ended June 30, 1999 and 1998.

Also upon completion of the IPO, previously unvested options to purchase 178,570 shares of common stock have automatically vested. InterWorld recognized approximately $229 of noncash compensation expense upon the vesting of such options for the three months ended September 30, 1999.

The following table is a summary of our balance sheet at June 30, 1999:

         -    on an actual basis; and

         - on a pro forma basis to reflect the automatic conversion of all outstanding shares of our Series A and Series B mandatorily redeemable preferred stock into an aggregate of 9,189,999 shares of common stock and the sale by us of 3,450,000 shares of common stock in the Company's initial public offering, at a price of $15.00 per share and after deducting underwriting discounts and commissions and estimated expenses payable by us.

                                                         JUNE 30, 1999
                                                         -------------
                                                  ACTUAL            PRO FORMA
                                                  ------            ---------
BALANCE SHEET DATA (In Thousands):
Cash and cash equivalents                          $ 1,683            $ 48,811
Working capital                                     (2,858)             44,270
Total assets                                        15,491              62,476
Mandatorily redeemable preferred stock              63,053                   -
Total stockholders' equity (deficit)               (60,237)             49,944

The following table summarizes the computations of pro forma basic and diluted loss per share for the three and six months ended June 30, 1999 and 1998:

                                                THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                     JUNE 30,                           JUNE 30,
                                                     --------                           --------
                                              1999            1998              1999              1998
                                              ----            ----              ----              ----
Net loss                                     $   (9,585)      $   (6,857)       $  (16,736)      $  (11,501)
                                             ----------       ----------        ----------       ----------
Weighted average shares
      outstanding used for basic
      loss and diluted loss per
      share, pro forma                       26,700,750       24,827,345        26,476,005       24,107,457

Basic loss and diluted loss
      per share                              $    (0.36)      $    (0.28)       $   (0.63)       $   (0.48)
                                             ==========       ==========        =========        =========

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This Quarterly Report, on Form 10-Q, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained herein that are not statements of historical fact maybe deemed to be forward-looking statements. Forward-looking statements are subject to a number of risks, uncertainties and assumptions. Among the factors that could cause actual results to differ significantly from those expressed or implied by such forward-looking statements are: uncertainties relative to global economic conditions; the adequacy of our internal administrative systems to efficiently process transactions, store and retrieve data subsequent to the year 2000; our reliance on a single family of products for substantially all of our sales; our need to attract significant new clients on an ongoing basis; market acceptance of our products; the introduction by our competitors of new or competing technologies; delays in delivery of new products or features; our ability to continue to update business application products with international requirements; our ability to successfully maintain or increase market share in our core business while expanding our product base into other markets; the strength of our distribution channels; the ability either internally or through third-party service providers to support client implementation of our products; as well as the other factors discussed in this Form 10-Q and in other documents filed by InterWorld with the SEC, including under the caption "Risk Factors" in InterWorld's Registration Statement on Form S-1 (no. 333-79879).

INTRODUCTION

The following discussion and analysis should be read in conjunction with InterWorld's unaudited consolidated financial statements and related notes, included herein, as well as InterWorld's consolidated financial statements and related notes for the fiscal year ended December 31, 1998, included in InterWorld's Registration Statement on Form S-1.

RESULTS OF OPERATIONS

Our operating results will generally depend on the volume and timing of our product license sales, which are difficult to predict. We plan to increase our operating expenses to achieve revenue growth. If our revenues do not increase as anticipated and our spending levels are not reduced accordingly, a significant decline in quarterly operating results could occur. We expect to experience fluctuations in quarterly operating results due to many factors, including:

     - the size and timing of significant client agreements, which typically occur near the end of our fiscal quarter, but, if delayed, may not occur until the next quarter;

     - the length of the sales cycle for our products;

     - fluctuations in demand for our products;

     - the introduction of new products by us or our competitors;

     - changes in prices by us or our competition; and

     - the timing and amount of expenditures by us.

In addition, we believe, based on general software industry trends, that sales of our products will typically be highest in the fourth quarter of the year and lowest in the first quarter. As a result, period-to-period comparisons of our results of operations may not be meaningful, and should not be relied on as an indication of future performance.



THREE MONTHS ENDED JUNE 30, 1999 AND 1998

Total Revenues, Net.

Total revenues, net, include fees from product licenses and services. Total revenues, net for the quarter ended June 30, 1999 were $8.3 million, an increase of $6.5 million over total revenues, net for the quarter ended June 30, 1998 of $1.8 million. This increase is attributable to new licenses for our software products at higher average fees, as well as providing services to a larger client base.

Cost of Revenues.

Total cost of revenues increased from $1.4 million for the quarter ended June 30, 1998 to $5.4 million for the quarter ended June 30, 1999, an increase of $4.0 million. Total cost of revenue as a percent of total revenues decreased from 80.0% for the quarter ended June 30, 1998 to 65.5% for the same period in 1999, largely as a result of the seven-fold increase in product revenue. Cost of services revenues increased from $1.3 million in the second quarter of 1998 to $5.1 million in the second quarter of 1999. Cost of service revenues increased more rapidly than services revenues because of increased use and training of systems integration company personnel and, to a lesser extent, the training of clients and partners.

Research and Development.

Research and development expenses increased $2.2 million, or 104%, from $2.1 million in the second quarter of 1998 to $4.3 million in the second quarter of 1999. This increase was due principally to the addition of personnel to support the design and development of our products.

Sales and Marketing.

Sales and marketing expenses increased from $2.6 million in the second quarter of 1998 to $5.4 million in the second quarter of 1999, an increase of $2.8 million. This increase was due primarily to the expansion of our sales and marketing organizations, higher commissions generally reflecting increased revenues and expanded marketing activities.

General and Administrative.

General and administrative expenses decreased from $2.1 million to $1.9 million for the three months ended June 30, 1998 and 1999, respectively. This decrease was due principally to the costs incurred in 1998 associated with a withdrawn initial public offering and lower provisions for bad debt in 1999.

Noncash Compensation.

Noncash employee compensation increased from $0.5 million for the quarter ended June 30, 1998 to $0.6 million for the quarter ended June 30, 1999. This was due primarily to a below market option grant in February 1999. We estimate that we will recognize approximately $10.3 million of noncash employee compensation expense in future periods through January 2004, including approximately $1.5 million during the remainder of 1999.

Total Other Income (Expense).

Other expense for the second quarter of 1999 increased by approximately $0.2 million from the June 1998 quarter. This increase was largely attributable to interest expense associated with warrants issued in conjunction with our secured loan agreement.

SIX MONTHS ENDED JUNE 30, 1999 AND 1998

Total Revenues, Net.

Our total revenues, net increased from $4.2 million for the six months ended June 30, 1998 to $15.3 million for the six months ended June 30, 1999. This increase was due to an increased number of new software product licenses at a higher average fee per client, and to a lesser extent, from the provision of services to a larger client base. Our prospective clients' Year 2000 projects may adversely affect demand for our products in the remainder of 1999 and 2000.

Cost of Revenues.

Total cost of revenues increased from $2.6 million for the six months ended June 30, 1998 to $8.4 million for the six months ended June 30, 1999. During the first six months of 1999, we hired additional professional services personnel and external consultants. Although cost of revenues as a percentage of total revenues decreased from 62.7% in 1998 to 54.9% for 1999, our increased use and training of systems integration companies, which began in the fourth quarter of 1998, has more than tripled our cost of services revenues. We expect that our use of systems integration companies will continue and that these expenses will also increase significantly in future periods.

Research and Development.

Research and development expenses increased from $4.1 million for the six months ended June 30, 1998 to $7.9 million for the six months ended June 30, 1999. This increase was principally due to the addition of personnel to support the design and development of our products. We expect to continue to incur significant research and development expenses in future periods.

Sales and Marketing.

Sales and marketing expenses increased from $4.6 million for the six months ended June 30, 1998 to $10.4 million for the six months ended June 30, 1999. This increase was due primarily to the expansion of our sales and marketing organization and expanded marketing activities, including advertising designed to increase awareness of our brand. In addition, we had an increase in sales commissions and other incentive compensation due to our expanding client base. We expect to continue to incur significant sales and marketing expenses in future periods.

General and Administrative.

General and administrative expenses decreased from $3.5 million for the six months ended June 30, 1998 to $3.1 million for the six months ended June 30, 1999. This decrease was largely attributable to $0.5 million of costs in the first six months of 1998 for a withdrawn initial public offering. We intend to increase our staffing in all areas to accommodate revenue growth.

Noncash Employee Compensation.

Noncash employee compensation is equal to the difference between the exercise price of the stock option and the deemed fair market value of our common stock at the date of grant multiplied by the number of options granted. The charge is amortized over the vesting period of the options (typically, five years). We recorded noncash employee compensation of $0.9 million for the six months ended June 30, 1998 and $1.7 million for the six months ended June 30, 1999.

During the first quarter of 1999, we recognized $0.4 million of noncash compensation expense related to stock options granted to two consultants at a discount to deemed fair market value. Of this amount, approximately $0.2 million was reflected in cost of sales and approximately $0.2 million was reflected in general and administrative expense. Based on the performance of one of these consultants as determined by our chief executive officer, we could recognize up to approximately $0.5 million of additional noncash compensation expense in future periods related to options granted to the consultant.

Total Other Income (Expense).

Other income (expense) consists primarily of interest income earned on cash and cash equivalents, net of cash and noncash interest expense for leased equipment. Interest income approximately equaled interest expense for the six months ended June 30, 1998, while higher borrowings and warrant interest expense associated with these borrowings for the six months ended June 30, 1999 produced a net expense of $0.5 million.


LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our operations primarily through approximately $64.6 million in private sales of mandatorily redeemable preferred stock, all of which automatically converted to common stock upon consummation of our initial public offering on August 16, 1999. At June 30, 1999, we had cash and cash equivalents of $1.7 million and working capital of $(2.9)million.

We have had significant negative cash flows from operating activities to date. Net cash used in operating activities for six months ended 1999 and 1998 was $10.2 and $8.4 million, respectively. Net cash used in operating activities in each of these periods were primarily the result of expenditures for product development, sales and marketing and infrastructure. For the six months ended June 30, 1999, our net accounts receivable decreased $0.6 million, from $6.2 million to $5.6 million. This decrease was primarily attributable to an increase in customer collections, partially offset by increased sales. The increase in cash and cash equivalents and working capital at June 30, 1999 was largely the result of the January 1999 issuance of 1,650,000 shares of Series B mandatorily redeemable preferred stock for an aggregate of $16.5 million in cash.

Net cash used in investing activities consists primarily of capital expenditures for computer equipment, purchased software, office equipment, furniture, fixtures and leasehold improvements. Capital expenditures for property and equipment for the six months ended June 30, 1999 aggregated $2.5 million, primarily for computer equipment and leasehold improvements. As of June 30, 1999, we also had commitments under noncancelable operating leases of $8.3 million and under noncancelable capital leases of $1.3 million.

Effective May 1998, we amended our secured loan agreement with Comdisco, Inc., one of our stockholders that holds warrants to purchase our common stock, under which our maximum borrowings were increased to $11.0 million. Outstanding amounts under the loan agreement accrue interest, which is payable monthly, at a rate of 10% per annum and is secured by our accounts receivable. We may borrow amounts under the loan agreement for a period of twelve months subsequent to our initial borrowing under the loan agreement (which occurred in October 1998) or until completion of our initial public offering, which was completed on August 16, 1999. Accordingly, no further amounts may be borrowed under this loan agreement. Subsequent to the initial public offering all borrowings were repaid.

We believe that our available cash resources, including the net proceeds from the Company's initial public offering, will be sufficient to meet our working capital requirements for at least the next twelve months. However, we may need additional financing to support more rapid growth or to respond to competitive pressures or unanticipated requirements. Additional financing, if needed, may not be available on satisfactory terms or at all.

YEAR 2000 COMPLIANCE

We assembled an internal task force in June 1998 to evaluate the impact, if any, of year 2000 issues and implement appropriate steps to ensure year 2000 compliance. The task force commenced a review of our information technology, or IT, systems and our non-IT systems to identify those systems that could be materially affected by year 2000 issues. The review focused on the following categories:

     (1)  our products,

     (2) critical business applications that have been developed internally or are provided by suppliers and used in our internal business systems, and

     (3) our non-critical business applications that have been developed internally or are provided by suppliers and used in our internal business systems.

The review of the first two categories has been completed. Based on this review, we do not believe that we have material exposure to the year 2000 issue with respect to our products since our products correctly define the year 2000. We have also contacted all of our suppliers to assess their year 2000 readiness. Based on the responses to our questionnaire received from suppliers of critical externally provided business applications, we do not believe that we have any material year 2000 exposure. We believe that our critical internal business systems are either year 2000 compliant, or that the operations performed by these systems could be performed manually or mechanically if they fail electronically. We intend to complete our assessment and the replacement or remediation of the third category, any non-critical business applications, by September 30, 1999.

Based on the current status of our year 2000 program, the total cost of effecting year 2000 compliance is not expected to exceed $350,000, of which $269,000 had been incurred through June 30, 1999. These costs were expensed in the period incurred and were paid out of working capital. However, we may incur significant costs if unanticipated year 2000 compliance problems arise. These unanticipated costs, or our failure to correct any unanticipated year 2000 problems in a timely manner, could have a material adverse effect on our business, financial condition, results of operations and prospects for growth.

While our products are year 2000 compliant, we have not undertaken, and do not intend to undertake, any investigation regarding the year 2000 readiness of any of our clients. Accordingly, we do not know whether our clients' business systems which they may attempt to integrate with our products are year 2000 compliant. If a client is not able to operate its systems with our products as a result of year 2000 problems with its systems, we would be adversely affected. If a major supplier or client fails to convert its systems on a timely basis or converts in a manner that is incompatible with our systems, our business, financial condition, results of operations and prospects for growth could be materially adversely affected.

We believe that year 2000 issues may affect purchasing patterns of our clients and prospective clients. Many companies are expending significant resources to upgrade their current software systems to year 2000 functionality. These expenditures may reduce funds available to purchase software products and related services such as those offered by us. In addition, year 2000 issues could cause a significant number of companies, including our clients; to reevaluate their current software application solutions needs, and in connection with the reevaluation, select other solutions. Any of the foregoing could have a material adverse effect on our business, results of operations, financial condition and prospects for growth.

In addition, there can be no assurance that governmental agencies, utility companies, banks, Internet access companies, third-party service providers and others outside our control will be year 2000 compliant. The failure by those entities to be year 2000 compliant could result in a systemic failure beyond our control, such as prolonged Internet, telecommunications or electrical failure, which could decrease the use of the Internet. Furthermore, retailers and other business-to-consumer users of our products may be unwilling to continue to license our products if their customers are unable to use their credit cards to make electronic purchases because of year 2000 problems affecting banks or other credit card vendors. Any of the foregoing could have a material adverse effect on our business, results of operations, financial condition and prospects for growth.

Although we are engaged in an ongoing year 2000 assessment, we have not developed a contingency plan to address the worst-case scenario that might occur if technologies we are dependent upon are not year 2000 compliant. The completion of our assessment and the remaining responses to be received from all suppliers will be taken into account in determining the need for and nature and extent of any contingency plan. We intend to develop any required contingency plan by September 30, 1999.

PART II

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         See Note 4 of the Notes to the Consolidated Financial Statements

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         In June 1999, the stockholders gave their written consent to certain matters in connection with InterWorld's initial public offering, including but not limited to, (i) the reelection of all of the current Directors; (ii) the restatement of InterWorld's certificate of incorporation to, among other things, increase the number of authorized common stock to 100,000,000 shares and the authorized preferred stock to 15,000,000 shares; and (iii) the ratification of InterWorld's Stock Option and Employee Stock Purchase plans.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a). The exhibits listed on the Exhibit Index are filed herewith.



SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             INTERWORLD CORPORATION



   DATE:  September 13, 1999            BY:   /s/ Alan Andreini
         ---------------------                ----------------------------------
                                              Alan Andreini
                                              President, Chief Executive Officer


   DATE:  September 13, 1999            BY:   /s/ Peter Schwartz
         ---------------------                ----------------------------------
                                              Peter Schwartz
                                              Chief Financial Officer


EXHIBIT INDEX

Exhibit
Number            Description
------            -----------

27.1              Financial Data Schedule for the six-month period ended
                  June 30, 1999