Form 10-Q
period 1999-09-30
INTERWORLD CORP
filed 1999-10-28
CIK 1060326

===========================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       or

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                        Commission File Number 000-_____


                             INTERWORLD CORPORATION
                            ------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                        13-3818716
          ----------                                      ------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                      Identification Number)


                          395 Hudson Street, 6th Floor
                             New York, NY 10014-3669
                         ------------------------------
               (Address of principal executive offices) (Zip code)


                                 (212) 301-2500
                                ----------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

As of September 30, 1999 there were 27,045,001 shares of the Registrant's Common Stock issued and outstanding.



   ===========================================================================

                             INTERWORLD CORPORATION
                                TABLE OF CONTENTS

                                                                          Page
                                                                         ------
PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements

    Consolidated Balance Sheets as of September 30, 1999 (unaudited)
      and December 31, 1998                                                 2

    Consolidated Statements of Operations for the three and nine months
      ended September 30, 1999 (unaudited) and 1998 (unaudited)             3

    Consolidated Statements of Cash Flows for the nine months ended
      September 30, 1999 (unaudited) and 1998 (unaudited)                   4

    Notes to Consolidated Financial Statements                              5


  Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         9


PART II - OTHER INFORMATION

  Item 2(c).  Changes in Securities                                        15

  Item 2(d).  Use of Proceeds                                              15

  Item 6.  Exhibits and Reports on Form 8-K                                15


SIGNATURES                                                                 16


EXHIBIT INDEX                                                              16

PART I
Item 1.  FINANCIAL STATEMENTS


                             INTERWORLD CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (In Thousands, Except Share Amounts)

                                                                     September 30,   December 31,
                                                                         1999            1998
                                                                         ----            ----
                                                                      (Unaudited)
ASSETS
Current assets
   Cash and cash equivalents                                           $  43,461       $     858
   Accounts receivable - net                                               5,384           6,153
   Prepayments and other current assets                                      786             497
                                                                       ---------       ---------
     Total current assets                                                 49,631           7,508
                                                                       ---------       ---------
Property and equipment, net                                                7,450           6,070
Other assets                                                                 489             541
                                                                       ---------       ---------
     Total assets                                                      $  57,570       $  14,119
                                                                       =========       =========


LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
  STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
   Accounts payable and accrued expenses                               $   9,017       $   5,791
   Capital lease obligations to related party - current                      942           1,328
   Deferred revenue and customer deposits                                  3,334           1,024
                                                                       ---------       ---------
     Total current liabilities                                            13,293           8,143
                                                                       ---------       ---------
Notes payable to related Party                                                 -           3,229
Capital lease obligations to related party - long term                         -             599
Deferred rent                                                              1,218           1,030
                                                                       ---------       ---------
     Total liabilities                                                    14,511          13,001
                                                                       ---------       ---------

Commitments

Mandatorily  redeemable  Series A Convertible Preferred Stock
   ($0.01 par value; 8,200,000 shares authorized, -0- issued and outstanding at September 30, 1999 and 7,539,999 issued and
   outstanding  at December 31,1998)                                           -          47,334

Stockholders' equity (deficit)
   Common stock
     ($0.01 par value; 35,000,000 shares authorized, 27,045,001 and
     14,011,886 issued and outstanding at September 30, 1999 and
     December 31, 1998, respectively)                                        270             139
   Additional paid-in capital                                            121,208           6,840
   Equity adjustment                                                         (24)              -
   Accumulated deficit                                                   (78,395)        (53,195)
                                                                       ---------       ---------
     Total stockholders' equity (deficit)                                 43,059         (46,216)
                                                                       ---------       ---------
     Total liabilities, mandatorily redeemable convertible preferred
       stock and stockholders' equity (deficit)                        $  57,570       $  14,119
                                                                       =========       =========

        The accompanying notes are an integral part of these consolidated financial statements.

                             INTERWORLD CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In Thousands)
                                   (Unaudited)

                                          Three Months Ended       Nine Months ended
                                             September 30,           September 30,
                                             -------------           -------------
                                           1999        1998        1999        1998
                                           ----        ----        ----        ----
Revenues, net:
  Product licenses                      $  5,653    $  3,002    $ 15,691    $  5,392
  Services                                 4,906       1,361      10,135       3,177
  Other                                        -           1           -           1
                                        --------    --------    --------    --------
     Total revenues, net                  10,559       4,364      25,826       8,570
                                        --------    --------    --------    --------

Cost of revenues:
  Product licenses                           537         122       1,088         311
  Services                                 5,104       1,530      12,931       3,980
  Other                                        -           -           -           -
                                        --------    --------    --------    --------
     Total cost of revenues                5,641       1,652      14,019       4,291
                                        --------    --------    --------    --------

        Gross profit                       4,918       2,712      11,807       4,279

Operating expenses:
  Research and development                 4,390       2,569      12,304       6,626
  Sales and marketing                      5,869       3,199      16,265       7,845
  General and administrative               1,880       1,615       4,953       5,102
  Noncash employee compensation            1,247         375       2,986       1,240
                                        --------    --------    --------    --------
     Total operating expenses             13,386       7,758      36,508      20,813
                                        --------    --------    --------    --------

        Loss from operations              (8,468)     (5,046)    (24,701)    (16,534)

Other income (expense):
  Interest income                            315          48         445         250
  Interest expense                          (310)        (98)       (899)       (313)
                                        --------    --------    --------    --------
     Total other income (expense)              5         (50)       (454)        (63)
                                        --------    --------    --------    --------

        Loss before income taxes          (8,463)     (5,096)    (25,155)    (16,597)

Income taxes                                  (1)          -         (45)          -
                                        --------    --------    --------    --------

        Net loss                        $ (8,464)   $ (5,096)   $(25,200)   $(16,597)
                                        ========    ========    ========    ========

Basic loss per share and diluted loss
  per share                             $  (0.40)   $  (0.37)   $  (1.54)   $  (1.21)
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

                             INTERWORLD CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      (In Thousands, Except Share Amounts)
                                   (Unaudited)

                                                                  Nine Months Ended
                                                                    September 30,
                                                                    -------------
                                                                  1999        1998
                                                                  ----        ----
Cash flows from operating activities:
  Net loss                                                     $(25,200)   $(16,597)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
    Depreciation and amortization                                 2,359       1,760
    Loss on disposition of property and equipment                     3           -
    Noncash consulting expense                                      530          47
    Noncash employee compensation                                 2,986       1,193
    Noncash interest expense                                        787          92
    Changes in discontinued operations                                -         (50)
    Changes in assets and liabilities:
      Accounts receivable - net                                     769           2
      Prepaid expenses and other current assets                    (260)       (483)
      Accounts payable and accrued expenses                       3,262       1,170
      Deferred revenue and customer deposits                      2,310         136
      Other assets and liabilities                                   52          53
      Deferred rent                                                 188         431
                                                               --------    --------
        Net cash used in operating activities                   (12,214)    (12,246)
                                                               --------    --------

Cash flows from investing activities:
  Capital expenditures                                           (3,771)     (1,038)
  Capital expenditures of UGO Networks, Inc.                          -        (411)
                                                               --------    --------
        Net cash used in investing activities                    (3,771)     (1,449)

Cash flows from financing activities:
  Principal payments on capital lease obligations                (1,037)       (953)
  Net proceeds from issuance of Series A preferred stock              -      10,080
  Net proceeds from issuance of Series B preferred stock         15,142           -
  Net proceeds from issuance of Initial Public Offering          47,116           -
  Deposits on preferred stock subscriptions                           -        (225)
  Proceeds from exercise of common stock options                  1,391         635
  Proceeds from notes payable to related party                    1,000           -
  Payments of notes payable to related party                     (5,000)          -
                                                               --------    --------
        Net cash provided by financing activities                58,612       9,537
                                                               --------    --------

Effect of exchange rate changes in cash and cash equivalents        (24)          -

Net increase (decrease) in cash and cash equivalents             42,603      (4,158)
Cash and cash equivalents, beginning of period                      858       6,081
                                                               --------    --------

Cash and cash equivalents, end of period                       $ 43,461    $  1,923
                                                               ========    ========

Cash paid for:
  Interest                                                     $    111    $    210
                                                               ========    ========

        The accompanying notes are an integral part of these consolidated financial statements.

                             INTERWORLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In Thousands, Except Share and Per Share Amounts)
                                   (Unaudited)


NOTE 1. BUSINESS

InterWorld Corporation ("InterWorld") is a leading provider of Internet commerce software solutions that enable manufacturers, distributors and retailers to conduct business over the Internet. InterWorld's products, called "Enterprise Commerce" software, enable companies to build their online businesses and integrate them with their existing business practices and enterprise systems. InterWorld derives its revenues from its family of enterprise commerce software consisting of its Commerce Exchange platform, applications, tools and business adapters.


NOTE 2. BASIS OF PRESENTATION

The accompanying Consolidated Balance Sheets as of September 30, 1999 (unaudited) and December 31, 1998, the related Consolidated Statements of Operations for the three and nine months ended September 30, 1999 (unaudited) and 1998 (unaudited), the Consolidated Statements of Cash Flows for the nine months ended September 30, 1999 (unaudited) and 1998 (unaudited), and the related Notes to the Consolidated Financial Statements ("Notes"), have been prepared in conformity with the guidelines set forth by the Securities and Exchange Commission for quarterly reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of InterWorld and its wholly owned and majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

The financial statements and the related Notes are unaudited and should be reviewed in conjunction with InterWorld's Consolidated Financial Statements for the year ended December 31, 1998, as set forth in InterWorld's Registration Statement on Form S-1 (No. 333-79879). In the opinion of management, the Consolidated Financial Statements and the related notes included herein present fairly, in all material respects, the financial position and results of operations of InterWorld and its wholly owned subsidiaries as of and for the three and nine months ended September 30, 1999. In addition, the stated financial position and quarterly results of operations are not necessarily indicative of expected results for future periods.

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

New Accounting Pronouncements:

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. At September 30, 1999, InterWorld did not own any derivative instruments and had not engaged in any hedging activities during the three months ended September 30, 1999.

During the nine months ended September 30, 1999 and 1998, approximately 14.3% and 4.3%, respectively, of our revenues were generated by our foreign sales offices. At September 30, 1999 and 1998, approximately 6.2% and 4.8%, respectively, of gross receivables were denominated in foreign currencies. Currently, we do not expect to purchase derivative instruments or engage in any hedging activities.


NOTE 3. INITIAL PUBLIC OFFERING

On August 16, 1999, InterWorld completed an initial public offering ("IPO") in which InterWorld sold 3,000,000 shares of common stock at a price of $15 per share. The net proceeds from the sale of shares in the IPO were approximately $40.8 million, after deducting underwriting discounts and commissions and estimated expenses of $1.0 million payable by InterWorld. On September 1, 1999, InterWorld received additional net proceeds of approximately $6.3 million when the underwriter exercised an option granted to it in connection with the IPO to purchase 450,000 additional shares from InterWorld to cover over-allotments.

Upon the closing of the IPO, 7,539,999 shares of Mandatorily Redeemable Series A Convertible Preferred Stock ("Series A Preferred") and 1,650,000 shares of Mandatorily Redeemable Series B Convertible Preferred Stock ("Series B Preferred") converted into an aggregate of 9,189,999 shares of Common Stock. In addition, outstanding warrants to purchase 534,070 shares of Series A Preferred converted to equivalent outstanding warrants to purchase 534,070 shares of Common Stock. These warrants are excluded from the calculation of basic loss and diluted loss per share, as they were antidilutive.

Also upon completion of the IPO, previously unvested options to purchase 178,570 shares of common stock automatically vested. InterWorld recognized approximately $229 of noncash compensation expense upon the vesting of these options during the three months ended September 30, 1999.


NOTE 4. LOSS PER COMMON SHARE

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

All prior periods presented have been restated for the adoption of SFAS 128. The computations of basic loss per share and diluted loss per share for the three and nine months ended September 30, 1999 and 1998 are as follows:

                                                         Three Months Ended               Nine Months Ended
                                                            September 30,                   September 30,
                                                            -------------                   -------------
                                                        1999            1998            1999            1998
                                                        ----            ----            ----            ----
Net loss                                           $     (8,464)   $     (5,096)   $    (25,200)   $    (16,597)
                                                   ------------    ------------    ------------    ------------
Weighted average shares outstanding
  used for basic loss & diluted loss per share       20,899,771      13,854,819      16,319,033      13,740,261

Basic loss and diluted loss per share*             $      (0.40)   $      (0.37)   $      (1.54)   $      (1.21)
                                                   ============    ============    ============    ============

* Common stock equivalents are not included since they would be antidilutive.

The following table is a summary of the computations of pro forma basic and diluted loss per share for the three and nine months ended September 30, 1999 and 1998, to reflect the automatic conversion at the beginning of each period of all outstanding shares of our Series A Preferred and Series B Preferred into an aggregate of 9,189,999 shares of common stock:


                                                         Three Months Ended               Nine Months Ended
                                                            September 30,                   September 30,
                                                            -------------                   -------------
                                                        1999            1998            1999            1998
                                                        ----            ----            ----            ----
Net loss                                           $     (8,464)   $     (5,096)   $    (25,200)   $    (16,597)
                                                   ------------    ------------    ------------    ------------
Weighted average shares outstanding
  used for basic loss & diluted loss per share,
  pro forma                                          25,095,205      21,394,818      23,723,317      20,905,945

Pro forma basic loss and diluted loss per share*   $      (0.34)   $      (0.24)   $      (1.06)   $      (0.79)
                                                   ============    ============    ============    ============


* Common stock equivalents are not included since they would be antidilutive.

At September 30, 1999, outstanding options to purchase 4,562,196 shares of common stock, with exercise prices ranging from $1.25 to $15.00 per share, and at September 30, 1998, outstanding options to purchase 3,461,955 shares of common stock, with exercise prices ranging from $1.25 to $8.50, have been excluded from the computation of diluted loss per share as they are antidilutive. At September 30, 1999, outstanding warrants to purchase 534,070 shares of Common Stock, with exercise prices ranging from $2.00 to $9.775 per share, and at September 30, 1998, warrants to purchase 430,538 shares of Series A Preferred (Note 3) with exercise prices ranging from $2.00 to $9.775, all of which are antidilutive, have been excluded from the computation of diluted loss per share.

On August 11, 1999, InterWorld granted to employees and one consultant options to purchase 866,550 shares of common stock, all at an exercise price of $15.00 per share, of which 2,000 options are contingent upon the commencement of employment. InterWorld recognized approximately $122 in noncash compensation expense during the three months ended September 30, 1999 and estimates that it will recognize no additional compensation expense over the remaining vesting period of these options.

On August 11, 1999, the Compensation Committee of the Board of Directors of InterWorld agreed to automatically vest previously unvested options to purchase an aggregate of 334,818 shares of common stock. InterWorld recognized approximately $429 of noncash compensation expense upon the vesting of these options during the three months ended September 30, 1999.

During the quarter ended September 30, 1999, InterWorld issued 246,519 shares of common stock from employee exercises of outstanding options, of which 157,457 shares were prior to the closing of the IPO on August 16, 1999.


NOTE 5. COMPREHENSIVE INCOME

Statement of Financial Account Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") establishes new rules for reporting and displaying comprehensive income and its components and requires unrealized gains and losses on InterWorld's available-for-sale securities and foreign currency translation adjustments, to be included in comprehensive income. The adoption of SFAS 130 had no impact on InterWorld's reported net income or shareholder's equity. Comprehensive income includes foreign currency translation adjustments, which prior to adoption were reported in current assets and liabilities. The comprehensive income for the three and nine months ended September 30, 1999 and 1998 is as follows:

                                           Three Months Ended      Nine Months Ended
                                              September 30,           September 30,
                                              -------------           -------------
                                            1999        1998        1999        1998
                                            ----        ----        ----        ----
Net loss                                  $ (8,464)   $ (5,096)   $(25,200)   $(16,597)

Foreign currency translation adjustment        (24)          -         (24)          -
                                          --------    --------    --------    --------

Comprehensive Loss                        $ (8,488)   $ (5,096)   $(25,224)   $(16,597)
                                          ========    ========    ========    ========


NOTE 6. SUBSEQUENT EVENTS

In October 1999, InterWorld granted to employees options to purchase 91,600 shares of common stock, all at an exercise price of $30 per share, of which the granting of options to purchase 11,000 common shares are contingent upon the commencement of employment. InterWorld estimates that it will recognize approximately $1,380 in compensation expense over the five-year vesting period of these options.

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

RESULTS OF OPERATIONS

Our operating results will generally depend on the volume and timing of our product license sales, and to a lesser extent, services revenues and expenses, all of which are difficult to predict. We plan to increase our operating expenses to achieve revenue growth. If our revenues do not increase as anticipated and our spending levels are not reduced accordingly, a significant decline in quarterly operating results could occur. We expect to experience fluctuations in quarterly operating results due to many factors, including:

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

THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

Total Revenues.

Total revenues include fees from product licenses and services. Total revenues for the quarter September 30, 1999 were $10.6 million, an increase of $6.2 million over total revenues for the quarter ended September 30, 1998 of $4.4 million. This increase is attributable to new licenses for our software products at higher average fees, as well as providing services to a larger client base.

Cost of Revenues.

Total cost of revenues increased from $1.7 million for the quarter ended September 30, 1998 to $5.6 million for the quarter ended September 30, 1999, an increase of $3.9 million. Total cost of revenues as a percent of total revenues increased from 37.9% for the quarter ended September 30, 1998 to 53.4% for the same period in 1999, largely as a result of an increased customer base, and consequently, an increase in the number of services personnel. Cost of sales for the quarter ended September 30, 1999, reflects higher third party OEM royalties, as well as, the increased volume of sales. Cost of services revenues increased from $1.5 million in the third quarter of 1998 to $5.1 million in the third quarter of 1999. Cost of service revenues increased because of the increased use and training of systems integration company personnel, and to a lesser extent, the training of clients and partners.

Research and Development.

Research and development expenses increased $1.8 million, or 69.2%, from $2.6 million in the third quarter of 1998 to $4.4 million in the third quarter of 1999. This increase reflects the addition of personnel resources to support the design and development of our products.

Sales and Marketing.

Sales and marketing expenses increased from $3.2 million in the third quarter of 1998 to $5.9 million in the third quarter of 1999, an increase of $2.7 million. This increase was due primarily to the expansion of our sales and marketing organizations, higher commissions generally reflecting increased revenues and expanded marketing activities.

General and Administrative.

General and administrative expenses increased slightly from $1.6 million to $1.9 million for the three months ended September 30, 1998 and 1999, respectively. This change was due principally to an increase in overhead costs to accommodate the expanded organization.

Noncash Compensation.

Noncash employee compensation is equal to the difference between the exercise price of the stock option and the deemed fair market value of our common stock at the date of grant multiplied by the number of options granted. The charge is amortized over the vesting period of the options (typically, five years).

Noncash employee compensation increased from $0.4 million for the quarter ended September 30, 1998 to $1.2 million for the quarter ended September 30, 1999. This increase was due to amortization of a below market option grant in February 1999, as well as the automatic vesting of 178,570 options with the IPO (Note 3) and the automatic vesting of 334,818 previously unvested options (Note 4). We estimate that we will recognize approximately $10.1 million of noncash employee compensation expense in future periods through January 2004, including approximately $555 million during the remainder of 1999.

On September 1, 1999, InterWorld instituted the InterWorld Corporation 1999 Employee Stock Purchase Plan ("ESPP"). The ESPP enables full-time employees to purchase InterWorld stock at a discounted price (15% of the close of the six-month period). During the three months ended September 30, 1999, InterWorld did not recognize any noncash compensation expense associated with this plan.

Total Other Income (Expense).

Other income (expense) consists primarily of interest income earned on cash and cash equivalents, net of cash and noncash interest expense for leased equipment.

Other income for the third quarter of 1999 increased by approximately $0.3 million from the third quarter of 1998. This increase was largely attributable to interest income earned on higher cash and short-term investment balances from the IPO proceeds (Note 3).

Other expense was $0.1 million and $0.3 million in the three months ended September 30, 1998 and 1999, respectively. This change was primarily the result of increased interest expense associated with warrants issued in conjunction with our secured loan agreement.


NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

Total Revenues.

Our total revenues increased 200% from $8.6 million for the nine months ended September 30, 1998 to $25.8 million for the nine months ended September 30, 1999. This increase was due to an increased number of new software product licenses at a higher average fee per client, as well as from the provision of services to a larger client base. Our prospective clients' Year 2000 projects may adversely affect demand for our products in the remainder of 1999 and 2000.

Cost of Revenues.

Total cost of revenues increased from $4.3 million for the nine months ended September 30, 1998 to $14.0 million for the nine months ended September 30, 1999. This increase was primarily due to the addition of professional services personnel and the increased use of external consultants. Consequently, cost of services revenues increased from $4.0 million to $12.9 million for the nine months ended September 30, 1999 and 1998, respectively. Our increased use and training of systems integration companies, which began in the fourth quarter of 1998, has more than tripled our cost of services revenues. We expect that our use of systems integration companies will continue and that these expenses will also increase significantly in future periods.

Research and Development.

Research and development expenses increased from $6.6 million for the nine months ended September 30, 1998 to $12.3 million for the nine months ended September 30, 1999. This increase was due principally to the addition of personnel to support the design and development of our products. We expect to continue to incur significant research and development expenses in future periods.

Sales and Marketing.

Sales and marketing expenses increased from $7.8 million for the nine months ended September 30, 1998 to $16.3 million for the nine months ended September 30, 1999. This increase reflects the expansion of our sales and marketing organization and expanded marketing activities, including advertising designed to increase awareness of our brand. In addition, we had an increase in sales commissions and other incentive compensation payable to the expanded sales force on higher revenues. We expect to continue to incur significant sales and marketing expenses in future periods.

General and Administrative.

General and administrative expenses decreased slightly from $5.1 million for the nine months ended September 30, 1998 to $5.0 million for the nine months ended September 30, 1999. This decrease was largely attributable to $0.5 million of costs in the first nine months of 1998 for a withdrawn initial public offering, partially offset by an increase in overhead costs in 1999 to accommodate the expanding organization. We intend to increase our staffing in all areas to accommodate revenue growth.

Noncash Employee Compensation.

Noncash employee compensation increased from $1.2 million for the nine months ended September 30, 1998 to $3.0 million for the nine months ended September 30, 1999. This increase was due to a below market option grant in February 1999, as well as $0.4 million of noncash compensation expense related to stock options granted to two consultants at a discount to fair market value in the first quarter of 1999. Of this amount, approximately $0.2 million was reflected in cost of sales and approximately $0.2 million was reflected in general and administrative expense. Based on the performance of one of these consultants, as determined by our chief executive officer, we could recognize up to approximately $0.5 million of additional noncash compensation expense in future periods related to options granted to the consultant. In addition, during the third quarter of 1999, we recognized $0.2 million of noncash compensation expense related to stock options granted to a consultant (Note 4) which was reflected in cost of sales.

Total Other Income (Expense).

Other income for the nine months ended September 30, 1999 increased by approximately $0.2 million from the nine months ended September 30, 1998. This increase was attributable to interest income earned on higher cash and short-term investment balances from the IPO proceeds (Note 3).

Other expense was $0.3 million and $0.9 million in the three months ended September 30, 1998 and 1999, respectively. This change was primarily the result of increased interest expense associated with warrants issued in conjunction with our secured loan agreement.

LIQUIDITY AND CAPITAL RESOURCES

From inception through InterWorld's IPO in August 1999, we financed our operations primarily through approximately $64.6 million in private sales of mandatorily redeemable preferred stock, all of which automatically converted to common stock upon consummation of our initial public offering on August 16, 1999 (Note 3). At September 30, 1999, we had cash and cash equivalents of $43.5 million and working capital of $36.3 million.

We have had significant negative cash flows from operating activities to date. Net cash used in operating activities for nine months ended 1999 and 1998 were $12.2 and $12.2 million, respectively. Net cash used in operating activities in each of these periods were primarily the result of expenditures for product development, sales and marketing and infrastructure. For the nine months ended September 30, 1999, our net accounts receivable decreased $0.8 million, from $6.2 million in 1998 to $5.4 million in 1999. This decrease was primarily attributable to an increase in customer collections, partially offset by increased sales. The increase in cash and cash equivalents and working capital at September 30, 1999 was largely the result of the August 1999 IPO (Note 3) for an aggregate of $47.1 million in cash.

Net cash used in investing activities consists primarily of capital expenditures for computer equipment, purchased software, office equipment, furniture, fixtures and leasehold improvements. Capital expenditures for property and equipment for the nine months ended September 30, 1999 aggregated $3.8 million, primarily for computer equipment and leasehold improvements. As of September 30, 1999, we also had commitments under noncancelable operating leases of $8.2 million and under noncancelable capital leases of $0.1 million.

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

We believe that our available cash resources, including the net proceeds from the InterWorld's IPO, will be sufficient to meet our working capital requirements for at least the next twelve months. However, we may need additional financing to support more rapid growth or to respond to competitive pressures or unanticipated requirements. Additional financing, if needed, may not be available on satisfactory terms or at all.


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

The review of the first two categories has been completed. Based on this review, we do not believe that we have material exposure to the year 2000 issue with respect to our products since our products correctly define the year 2000. We have also contacted all of our suppliers to assess their year 2000 readiness. Based on the responses to our questionnaire received from suppliers of critical externally provided business applications, we do not believe that we have any material year 2000 exposure. Our critical internal business systems are either year 2000 compliant, or affect operations that could be performed manually or mechanically if they fail electronically.

Based on the current status of our year 2000 program, the total cost of effecting year 2000 compliance is not expected to exceed $350,000, of which $283,000 had been incurred through September 30, 1999. These costs were expensed in the period incurred and were paid out of working capital. However, we may incur significant costs if unanticipated year 2000 compliance problems arise. These unanticipated costs, or our failure to correct any unanticipated year 2000 problems in a timely manner, could have a material adverse effect on our business, financial condition, results of operations and prospects for growth.

While our products are year 2000 compliant, we have not undertaken, and do not intend to undertake, any investigation regarding the year 2000 readiness of any of our clients. Accordingly, we do not know whether our clients' business systems, which they may attempt to integrate with our products, are year 2000 compliant. If a client is not able to operate its systems with our products as a result of year 2000 problems with its systems, we would be adversely affected. If a major supplier or client fails to convert its systems on a timely basis or converts in a manner that is incompatible with our systems, our business, financial condition, results of operations and prospects for growth could be materially adversely affected.

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

Although we are engaged in an ongoing year 2000 assessment, we have not developed a specific contingency plan to address the worst-case scenario that might occur if technologies we are dependent upon are not year 2000 compliant. The completion of our assessment and the remaining responses to be received from all suppliers will be taken into account in determining the need for and nature and extent of any contingency plan. We have developed general contingency plans, such as switching suppliers and seeking sources for these goods and services.

PART II

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     (c). Changes in Securities - See also Notes 3 and 4 of the Notes to the Consolidated Financial Statements

     The sale of the securities upon exercise of employee stock options was deemed to be exempt from registration under the Securities Act of 1933 in reliance upon Section 4(2) of the Securities Act of 1933 ("the Act") or Rule 701 promulgated under Section 3(b) of the Act. The issuance of common stock upon automatic conversion of InterWorld 's previously outstanding Series A and Series B Preferred stock upon consummation of the IPO was exempt from registration under the Act by virtue of Section 3 (a)(9) of the Act.

     (d). Use of Proceeds:

     The following table details the underwriting discounts and commissions and estimated expenses incurred by InterWorld in connection with the completion of the IPO:

     Gross Proceeds                                                $ 51,750

         Underwriting discounts and commissions           (3,623)
         Estimated Expenses:
            Nasdaq listing fee (actual)                     (100)
            Blue Sky Fees (actual)                           (10)
            Miscellaneous other filing fees (actual)         (15)
            Accounting fees (actual)                        (226)
            Legal fees                                      (418)
            Printing fees                                   (230)
            Miscellaneous                                    (12)
                                                        --------
               Total underwriting discounts and
                commissions and estimated expenses                   (4,634)
                                                                   --------
     Net Proceeds                                                  $ 47,116
                                                                   ========

     Of the $4.6 million of underwriting discounts and commissions and estimated expenses approximately $3.6 million involved payment to the underwriter, Invemed Associates LLC, an organization in which a director and stockholder of InterWorld is Chief Executive Officer and President.

     During the quarter ended September 30, 1999, InterWorld used approximately $3.6 million of the proceeds received from the IPO for working capital and general corporate purposes including, research and development, sales and marketing, international expansions and corporate expansion. In addition, approximately $39.0 million was invested in short-term money market funds and A1P1 rated commercial paper.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a). Exhibits
         27.1 - Financial Data Schedule

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             INTERWORLD CORPORATION


DATE:                                     BY:       /s/ Alan J. Andreini
     -------------------------------          -------------------------------
                                              Alan J. Andreini
                                              President, Chief Executive Officer

DATE:                                     BY:       /s/ Peter Schwartz
     -------------------------------          -------------------------------
                                              Peter Schwartz
                                              Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number   Description

27.1     Financial Data Schedule for the nine-month period ended
         September 30, 1999
                                       16