Form 10-Q/A
period 1999-09-30
INTERWORLD CORP
filed 1999-11-02
CIK 1060326

===========================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q/A


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


Noncash employee compensation increased from $0.4 million for the quarter ended September 30, 1998 to $1.2 million for the quarter ended September 30, 1999. This increase was due to amortization of a below market option grant in February 1999, as well as the automatic vesting of 178,570 options with the IPO (Note 3) and the automatic vesting of 334,818 previously unvested options (Note 4). We estimate that we will recognize approximately $10.1 million of noncash employee compensation expense in future periods through January 2004, including approximately $0.555 million during the remainder of 1999.

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