Form 10-K
period 1999-12-31
INTERWORLD CORP
filed 2000-02-28
CIK 1060326

==============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

(Mark One)

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      For the year ended December 31, 1999

                                       or

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        Commission File Number 000-26925

                             INTERWORLD CORPORATION
                             ----------------------
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

                    Securities registered pursuant to Section
                                12(b) of the Act:

                     None                              None
                     ----                              ----
            (Title of each class)             (Name of each Exchange
                                                on which registered)


           Securities registered pursuant to Section 12(g) of the Act:


        Common Stock, $0.01 par value                 NASDAQ
        -----------------------------                 ------
             (Title of each class)            (Name of each Exchange
                                               on which registered)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of February 15, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $798,858,970. As of February 15, 2000, there were 27,387,740 shares of the Registrant's Common Stock issued and outstanding.

                       Documents Incorporated by Reference
                       -----------------------------------

Portions of the Proxy Statements for the Registrant's Special Meeting of Shareholders of InterWorld Corporation (for the adoption of the InterWorld Corporation 2000 Equity Incentive Plan, which was affirmed), held on January 25, 2000 and for the 2000 Annual Meeting of Stockholders to be filed within 120 days after the end of the Registrant's fiscal year, are incorporated by reference in Parts I, II and III.

 ==============================================================================

                             INTERWORLD CORPORATION
                                TABLE OF CONTENTS

                                                                        Page
                                                                        ----
PART I

     Item 1. Business                                                     3

     Item 2. Properties                                                  11

     Item 3. Legal Proceedings                                           11

     Item 4. Submission of Matters to a Vote of Security Holders         11


PART II

     Item 5. Market for Registrant's Common Equity and Related
             Stockholder Matters                                         14

     Item 6. Selected Consolidated Financial Data                        15

     Item 7. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                         16

     Item 7(a). Quantitative and Qualitative Disclosure About
                Market Risk                                              26

     Item 8. Consolidated Financial Statements and Supplementary
             Data                                                        27

     Item 9. Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure                         43


PART III

     Item 10. Directors and Executive Officers of the Registrant         43

     Item 11. Executive Compensation                                     43

     Item 12. Security Ownership of Certain Beneficial Owners and
              Management                                                 43

     Item 13. Certain Relationships and Related Transactions             43


PART IV

     Item 14. Exhibits, Financial Statement Schedules and Reports
              on Form 8-K                                                43


SIGNATURES                                                               44

PART I

Item 1. Business

OVERVIEW

InterWorld Corporation ("InterWorld") provides Internet commerce software solutions that enable businesses to sell goods and services over the Internet to other businesses and consumers. InterWorld's products, which are called enterprise commerce software, enable companies to build their online businesses and integrate them with their existing business practices and enterprise systems. Commerce Exchange is InterWorld's family of enterprise commerce software, consisting of its Commerce Exchange platform, applications, tools and business adapters. Commerce Exchange enables manufacturing, distribution and retail companies to manage their business-to-business, or B2B, and business-to-consumer, or B2C, selling and support processes, including sales, order management, fulfillment and customer service. InterWorld's solution is designed to enable businesses to:

 -   increase   revenues  by  extending   their  sales  efforts  to  include  an
     Internet-based distribution channel;

 - reduce operating expenses by streamlining and automating their selling and support processes;

 -   enhance  customer  loyalty  by  offering  a  personalized,   online  buying
     experience; and

 - create online processes based on existing and evolving business practices and integrate information from existing systems with their online systems.

InterWorld's solution can be expanded to meet the demand of large organizations with complex selling processes, and can manage a large number of simultaneous users, high transaction volumes and complex databases. It can also be fully integrated into every phase of selling and support processes, from order entry to customer service. Commerce Exchange enables an organization to integrate its online business with its existing business systems, including manufacturing, financial, distribution and customer systems and business practices. The functionality and ease of implementing, maintaining and upgrading InterWorld's products address what it believes is a growing desire by businesses to maximize return on investment by more efficiently using their existing information systems.

INDUSTRY BACKGROUND

Commerce conducted over the Internet has grown dramatically in recent years. According to a report by International Data Corporation, worldwide Internet commerce spending is expected to increase from $50 billion in 1998 to $1.3 trillion in 2003. Businesses are embracing Internet commerce because it enables them to both increase revenues and reduce operating expenses by:

 -   establishing a new distribution channel for products and services;

 - enhancing customer relationships by offering increased convenience and personalization; and

 -   automating sales, support and customer service processes.

Because of its convenience and widespread accessibility, the Internet provides businesses greater access to both new and existing customers. Both businesses and customers now demand the option of purchasing goods and services online in addition to traditional means including stores and catalogs. Customer demand for online services has compelled companies to respond both to traditional competitors that have extended their sales efforts to the Internet and to new competitors that only offer products and services online.

However, despite the large market potential for online commerce, nine out of ten online shoppers experienced problems during the 1999 holiday season, according to an Andersen Consulting study. Such mishandling of customer issues can lead to costly customer defections to competitors. Still, 73% of online shoppers ranked Internet shopping higher than brick and mortar stores and catalogs in terms of overall satisfaction.

While a number of software products have been introduced to focus on the purchase and procurement of goods and services within a business, InterWorld believes that many of these solutions fail to address the specific needs of suppliers. Buyer-focused approaches improve the efficiency of supplier management, but typically lack the functionality to enable a supplier to automatically update prices and check the availability of products or the status of an order. Consequently, suppliers typically still rely upon costly processes to interact with their business customers.

In order to extend their operations to the Internet, businesses must implement reliable information technology solutions to run mission-critical online business applications without which the enterprise would not be able to operate an online business. These solutions must meet rigorous performance requirements and typically operate 24 hours per day, seven days per week. They must be easy to use, while accessing a wide and complex array of databases and computing platforms. During the initial years of Internet commerce, businesses typically addressed these requirements by either building a custom solution or purchasing a low-end system with only basic Internet commerce functionality.

InterWorld believes that few businesses have developed custom Internet commerce solutions on a timely and cost-effective basis. Internet technology and business requirements are evolving so rapidly that it is difficult for internal information technology staffs to keep pace. Custom solutions are very expensive to develop, install and maintain. Low-end systems, while less expensive, often cannot support high transaction volumes, address complex and changing business requirements or operate in conjunction with other systems. For these reasons, InterWorld believes that many of these solutions have failed to deliver the full benefits of Internet commerce. This shortcoming has led to market demand for enterprise commerce solutions that provide:

 -   Complete functionality for automating sales, order management, fulfillment
     ----------------------
     and customer service;

 -   Scalability to manage increasing numbers of users, high transaction
     -----------
     volumes and complex databases;

 -   Flexibility to meet the varying and evolving needs of businesses and to
     -----------
     permit rapid and cost-effective implementation, maintenance and upgrades;
     and

 -   Interoperability to work in conjunction with new Internet technologies and
     ----------------
     with an organization's existing business systems.


INTERWORLD'S SOLUTION

InterWorld's Commerce Exchange family of products may be configured in a variety of ways to meet both B2B and B2C specific requirements and to include:

     Process Application Server, which provides an open, flexible foundation to operate a sophisticated Internet business;

 - WebBroker, which enables an enterprise commerce system to support increasing demand;

 - Enterprise Broker, which enables real-time integration with existing computer systems; and

 - Commerce Exchange applications, including Product Merchandising, Order Management and Account Management.

The Commerce Exchange family of products also includes tools and business adapters. InterWorld's tools include:

 -   development tools to add functions to the system;

 -   administration tools to manage the system; and

 -   reporting tools to measure the results of the system.

InterWorld's business adapters enable integration of the Commerce Exchange solution with existing business systems within the organization, including manufacturing, financial, distribution and customer systems, or across the Internet with third parties.

InterWorld provides a range of services to enable clients to implement and use the Commerce Exchange family of products. InterWorld's professional services include project management, implementation and integration, education and training and client support services. As of January 1, 2000, InterWorld had 60 employees dedicated to providing professional services as well as training for its customers and systems integration partners.

STRATEGY

InterWorld's objective is to become the leading provider of B2B and B2C Internet software solutions that enable businesses to sell goods and services over the Internet. InterWorld's strategy is to:

Target Manufacturing, Distribution and Retail Companies. InterWorld will
-------------------------------------------------------
continue to focus on providing Internet software solutions to manufacturing, distribution and retail companies with an expanding focus on B2B transactions. InterWorld believes that these industries are characterized by the need to provide new methods to improve sales functionality, product merchandising, order management, payment processing, fulfillment, account management and customer service. In order to increase brand awareness, InterWorld intends to expand its marketing initiatives in its target markets.

Expand Relationships with Implementation Partners. Systems integrators and
-------------------------------------------------
consulting firms have a strong influence on their clients' software purchasing decisions, and InterWorld believes that many of these firms are seeking interactive enterprise commerce solutions that enable them to satisfy their clients' needs more rapidly than they can through custom development. InterWorld plans to expand its existing relationships and seek new relationships to increase its capacity both to sell and implement its products. InterWorld has developed relationships with large, international systems integrators and consulting firms, such as Andersen Consulting, Arthur Andersen, Cambridge Technology Partners, KPMG Peat Marwick, USWeb/CKS and Whittman-Hart. InterWorld believes that expanding on its existing relationships and creating new relationships with selected partners will enable InterWorld to sell additional products to its existing customer base and gain new customers more rapidly.

Continue Technology Leadership. InterWorld intends to continue to devote
------------------------------
substantial resources to the development of new and innovative products and to continue to incorporate emerging Web technologies. InterWorld believes that the increasing demands placed on enterprise commerce solutions will require an application architecture that is adaptable, scalable and interoperable. To meet these demands, InterWorld has developed an enterprise commerce software architecture that operates on different computing platforms, integrates with a customer's existing business practices and systems and is adaptable and scalable to meet evolving business needs. InterWorld intends to continue to provide innovative products based on this architecture.

Leverage and Expand Strategic Alliances. To accelerate the adoption of its
---------------------------------------
Internet commerce software solution, InterWorld intends to continue to develop cooperative alliances with leading Internet technology vendors and e-commerce marketplaces. InterWorld believes these relationships will provide opportunities to gain customers in markets where its products and services may be used. In 1999, InterWorld established a strategic global marketing and technology alliance with Ariba. Additionally, InterWorld has established a strategic alliance with Interwoven to enhance the content management of its solution, Active Software to facilitate the integration of its solution with existing systems and Linkshare to improve its online merchandising tools. InterWorld believes that these alliances will enable it to incorporate additional capabilities into its solution and facilitate more rapid deployment of its products.

Expand InterWorld's Suite of Enterprise Commerce Solutions. InterWorld plans to
----------------------------------------------------------
expand its suite of products and services that enables B2B and B2C organizations to market and sell goods and services over the Internet. Many companies are seeking comprehensive enterprise commerce solutions that meet a broad range of needs. InterWorld intends to continue to develop additional applications and features based on its existing Web-based architecture. InterWorld recently launched version 3.0 of Commerce Exchange, which includes new merchandising techniques and faster and more convenient order management. During the first quarter of 2000, InterWorld plans to release version 3.1 of Commerce Exchange, which will include additional functionality in the areas of online advanced pricing and promotions, coupons, gift certificates, address book and customer service, as well as performance enhancements and support for updated versions of databases. InterWorld also believes that the licensing and the acquisition of technologies from third parties can increase the speed-to-market of enhancements to its product. InterWorld intends to seek appropriate arrangements with third parties to improve its product offering.

COMMERCE EXCHANGE PRODUCTS AND SERVICES

InterWorld's Commerce Exchange solution is based on its Process-Centric computing. The Process-Centric approach enables its clients to create software functionality modeled on their existing business practices, while providing the flexibility to implement new Internet business processes. Process-Centric computing enables a client's online processes to take into account characteristics of the client's selling environment and its customers' preferences. This approach provides each user with a personalized buying experience. By building on process components, Process-Centric computing also enables businesses to make changes quickly to their systems to adapt to changing business conditions and to reduce the long-term maintenance costs associated with supporting highly customized applications.

InterWorld's solution is designed to provide businesses with enterprise commerce application software that is functionally comprehensive, expandable to meet the requirements of global operations and flexible enough to apply online processes to existing and evolving business practices. InterWorld's solution operates in conjunction with a wide variety of Internet technologies and existing legacy systems. The functionality and the ease of implementing, maintaining and upgrading InterWorld's products enable businesses to deploy more effectively their information systems.

Commerce Exchange Platform
--------------------------

Process Application Server. InterWorld's Process Application Server is a
--------------------------
software platform upon which clients can build and deploy sophisticated enterprise commerce solutions. The platform is designed to allow these solutions to integrate with a wide variety of hardware, operating systems, databases, Web servers and other business applications. The Process Application Server comes bundled with InterWorld's Product Merchandising, Order Management and Account Management applications.

Developed in the C++ and Java programming languages, the platform provides open application programming interfaces to enable custom application components to be developed to extend a client's enterprise commerce system. The platform supports industry standard Web browsers, including Microsoft Explorer and Netscape Navigator, and operates on multiple operating systems, including Microsoft Windows NT, Sun Solaris-Unix and HP-UX. Data access is handled via native drivers that support industry-standard databases, including Microsoft SQL Server, Oracle and Sybase. Microsoft IIS, Netscape Enterprise and Apache Web servers are supported. The architecture is designed to facilitate migration to other database and server platforms as client demand or market conditions require.

The Process Application Server incorporates both generally accepted and advanced Internet security standards, such as Secure Socket Layer and X.509. The security components enable secure communication across the Internet among businesses, customers, trading partners and the information systems they use to manage their businesses. These secure trading environments can be established without affecting a client's existing security scheme or firewall. Commerce Exchange supports three main layers of security: object-level, file system and database security.

WebBroker. InterWorld's WebBroker product can be used by clients to manage the
---------
computing workload of their enterprise commerce system by intelligently distributing Internet requests across multiple application servers. WebBroker also enables multimedia content to be displayed quickly and efficiently. By optimizing server utilization and minimizing wait times, WebBroker provides a lower total cost of ownership and a higher level of client service. WebBroker also increases fault tolerance and reliability for Internet commerce sites by eliminating reliance on a single server.

Enterprise Broker. InterWorld's Enterprise Broker product enables clients to
-----------------
synchronize their Internet sales channel with their other business channels and enterprise systems including stores, customer service representatives and call centers, inventory, fulfillment and distribution. Enterprise Broker provides a centralized messaging system enabling clients to send and receive data from software applications located anywhere within their enterprise or across an extranet. Systems integrators and developers can use pre-built templates included with Enterprise Broker to create and customize their own business messages, easing the burden of integration.

Commerce Exchange Applications
------------------------------

InterWorld's applications work in conjunction with its Process Application Server to provide functionality for sales, order management, fulfillment and customer service. InterWorld's applications encompass over 300 components that represent business functions and 50 process templates that represent what InterWorld believes are the best practices in the domain of enterprise commerce. The adaptable nature of InterWorld's applications enables clients to deploy them in their standard form or to customize or extend them easily to meet their individual requirements.

InterWorld's Commerce Exchange applications include:

 -   Product Merchandising: InterWorld's Product Merchandising application
     ---------------------
     enables a client to create an interactive catalog that provides an online buying and selling experience. The application enables personalized product views, as well as dynamic product pricing, discounting and promotions. It also supports advanced up-selling, cross-selling, product comparison and product alternative features. Self-service functions include advanced search capabilities, resulting in an experience directed at buyers' specific needs. Selling organizations can personalize their offerings for different buyers, products and locations. Easy-to-use administrative interfaces facilitate the management of the addition, modification and usage of catalog product information.

 -   Order Management: InterWorld's Order Management application is designed to
     ----------------
     support the personalized processing of orders within Commerce Exchange, including order entry and order processing functions. Order entry involves the capture of information required to place an order. Order processing involves payment, shipping, inventory and taxation processes once an order has been entered. The Order Management application supports multiple payment and shipping methods.

 -   Account Management: InterWorld's Account Management application provides
     ------------------
     user management, account tracking and management and online customer self-service capabilities. The application enables the client to identify and administer the users of the system and to assign those users to specific groups. This enables the system functionality to be personalized to different users and groups. The account tracking and management functionality enables managers to set credit limits and control and monitor the status of accounts. The application also provides online buyers with the ability to manage their customer profile online, as well as review shipment status and order and payment history. The easy-to-use graphical interfaces also enable customers to cancel orders as well as generate returns.

 -   Customer Service Application: InterWorld's Customer Service application
     ----------------------------
     enables Customer Service Representatives ("CSRs") to assist customers who call into a call center. Using the web-based application, a CSR can sign on to a web site on behalf of a customer, place orders on his/her behalf, process returns, credit accounts, issue gift certificates and view customer order history. This application enables InterWorld's clients to synchronize their web site business channel with their traditional channels.

Tools
-----

InterWorld provides a number of software development, system administration and reporting tools that enable clients with limited programming experience to customize and manage InterWorld's software and monitor and analyze activity on their enterprise commerce system. In addition, experienced engineers can utilize InterWorld's tools to develop advanced, customized applications for enterprise commerce as well as other markets based on InterWorld's software.

 -   Business Station: InterWorld's Business Station enables business managers
     ----------------
     to administer the deployment of their business strategies across all aspects of their Enterprise Commerce site. Using Business Station, managers can create personalized catalogs, administer products, pricing and promotions and manage users, groups and accounts. Business Station gives clients the flexibility to respond to changing customer demands and market conditions.

 -   Dev Station: InterWorld's Dev Station enables systems integrators and
     -----------
     developers to develop and deploy large-scale Enterprise Commerce sites. Dev Station's visual process modeling tool enables clients to model online processes to reflect their own business strategies. Dev Station's development tools allow clients to rapidly build end-to-end Commerce Exchange sites with little or no programming. If they choose, clients can also customize their site using Java, COM or InterWorld's C++ SDK.

 -   Design Station: InterWorld's Design Station enables web site designers to
     --------------
     create and maintain content-intensive Enterprise Commerce sites using its repository of templates. Web site designers can also create their own templates that reflect their own business strategies. Design Station enables rapid content development, debugging and version control and supports popular third-party content management and versioning tools.

 -   Control Station: InterWorld's Control Station provides clients with the
     ---------------
     ability to view, monitor and manage their Enterprise Commerce environment through a single "dashboard." Using Control Station, systems administrators can identify system bottlenecks and rapidly reconfigure system resources. Control Station provides system administrators with a centralized environment in which to manage distributed Commerce Exchange sites and optimize site performance.

 -   Business Analyzer: InterWorld's Business Analyzer enables graphical
     -----------------
     analysis and manipulation of large amounts of data, such as products sold, total sales, shipping analysis, site traffic, purchasing results and order fulfillment. Clients can customize and easily build a wide variety of reports to analyze captured data. Additionally, Business Analyzer can be deployed over a corporate intranet, extranet or the Internet with links to relational databases and existing data warehouses.

Business Adapters
-----------------

InterWorld's Business Adapters are designed to facilitate the seamless integration of external business functions, allowing them to be managed within the Commerce Exchange process framework. This technology allows existing enterprise resource planning, supply chain management, client asset management and fulfillment business functions to be extended to the Internet. InterWorld's Business Adapters are available for products in the following areas:

 -   enterprise resource planning;

 -   supply chain management;

 -   customer asset management;

 -   sales tax calculation;

 -   shipping and fulfillment;

 -   payment processing;

 -   digital product clearinghouse;

 -   messaging interfaces;

 -   electronic data interchange, or EDI, translators; and

 -   zip codes.

Services
--------

Professional services include consulting and system integration services that are associated with the planning, installation and customization of InterWorld's products. InterWorld also works closely with third-party systems integrators whom they train to provide these services. InterWorld has developed an implementation methodology that is designed to facilitate the rapid and cost-effective implementation of InterWorld's products. InterWorld's implementation methodology is based on the following phases:

 -   sales cycle analysis;

 -   project planning and management;

 -   technology analysis and preparation;

 -   business design;

 -   site design;

 -   site development;

 -   site testing;

 -   conversion; and

 -   post-implementation review.

Technical education and training services for InterWorld clients and certified systems integration partners are available both on-site and off-site and cover the implementation, management, utilization and customization of InterWorld's products. Product training workshops are designed to give clients, marketing partners and systems integrators the knowledge that they need to configure, support and administer their Internet commerce systems. Product training can also be customized to meet a client's specific business needs.

InterWorld's client support is available 24 hours a day, seven days a week. Technical support services include online support via the Internet, toll-free telephone technical support and direct support from a client satisfaction team. InterWorld has developed client service programs, including one-on-one workshops and client satisfaction teams consisting of a sales representative, a technical account manager and, in many cases, an executive sponsor. Client satisfaction is tracked on an account-by-account basis and reported to InterWorld's executive management team. To maximize client satisfaction, InterWorld has created a client support and satisfaction division. The division's mission is to provide a high level of client support and service, account management and advisory services.

The InterWorld Advantage
------------------------

The advantages of InterWorld's solution are:

Comprehensive Functionality - InterWorld's solution provides a comprehensive set of applications for the efficient management of online selling, including sales, order management, fulfillment and customer service. Consumers and business buyers are provided with personalized buying experiences. Selling organizations are provided with a workplace capable of the remote administration of online storefronts, user accounts, products, prices and content.

 -   State-of-the-Art Technology Foundation - InterWorld's technology is
     --------------------------------------
     specifically designed to support the deployment of mission-critical online business applications without which the enterprise would not be able to operate an online business. InterWorld's solution scales to meet the demands of large organizations that have complex transactions, a large number of simultaneous users, high transaction volumes and complex databases. The Commerce Exchange software architecture is designed to operate on many different computing platforms and to provide a reliable, secure and flexible environment.

 -   Process-Centric Computing Approach - The flexibility of InterWorld's
     ----------------------------------
     Process-Centric computing approach allows the Commerce Exchange solution to adapt to dynamically changing business and technology conditions. This approach enables clients to create online processes based on existing and evolving business practices and to integrate information from existing systems with their online system. Process-Centric computing facilitates the deployment of enterprise commerce systems.

 -   Interoperability - InterWorld's products are designed to work in
     ----------------
     conjunction with new Internet technologies and with a client's existing business systems and third-party technologies. InterWorld's component architecture supports a variety of different programming models including Java, C++, COM and others. InterWorld provides standard adapters that enable its products to operate with software systems such as SAP, PeopleSoft and Siebel.

SALES AND MARKETING

InterWorld markets its products and services primarily through its direct sales organization and implementation partners. As of January 1, 2000, InterWorld's sales force consisted of 50 employees located in 11 domestic locations (Atlanta, Georgia; Bellevue, Washington; Boston, Massachusetts; Chicago, Illinois; Dallas, Texas; Los Angeles, California; New York, New York; Phoenix, Arizona; Vienna, Virginia; San Francisco, California; and Tampa, Florida) and six international locations (Dusseldorf, London, Melbourne, Paris, Sydney and Tokyo). InterWorld intends to continue to add sales personnel worldwide. InterWorld supplements its direct sales efforts with strategic marketing alliances, including relationships with Active Software, Agency.com, Ariba, Cambridge Technology Partners, Cisco Systems, Electronic Data Systems, KPMG, Net Perceptions, Sun MicroSystems, Trans Cosmos USA, USWeb/CKS and Whittman-Hart, all of which have referred clients to InterWorld. The contractual arrangements provide for the partner to receive training from InterWorld and then market or provide sales leads for InterWorld's products through their direct sales force. InterWorld also has active technology and distribution partnerships with Cisco Systems, CyberSource, Federal Express, and Interwoven. The contractual arrangements provide for the joint development of compatible products or extensions of InterWorld's products and for joint marketing and sales effects.

InterWorld deploys sales teams consisting of both sales and technical professionals to create proposals, presentations and demonstrations that address the requirements of the client. The current sales cycle for InterWorld's products typically ranges from two to six months.

InterWorld's marketing programs are targeted at sales, marketing and information technology executives of large, multi-national organizations. Marketing activities include branding, such as advertising and public relations campaigns; lead generation and management; direct mail campaigns; field and channel marketing, including joint marketing with strategic partners; product marketing and development of technology alliances.

CLIENTS

InterWorld believes that those organizations that are most likely to use its products sell a large number of products through diverse distribution channels with a large number of trading partners. Accordingly, InterWorld markets its products and services to large domestic and international manufacturers, distributors, retailers and direct marketers. As of January 1, 2000, InterWorld had over 80 clients.

Set forth below is a representative list of InterWorld's current clients. Each client listed accounted for an aggregate of at least $400,000 of revenues in 1999.

Ashford.com                 Guess?                      Online Retail Partners
Belkin Components           Insight Enterprises         Oven Digital
Bolt Media                  Internet Shopping Network   Q Strategies
Boo.com                     Lids                        Shopnow.com
Brooks Brothers             Lucy.com                    Simon Property Group
Buena Vista Internet        Mammoth Golf Management     Sony
 Group (Disney)
EB2B Commerce               MSC Industrial Direct       TAKKT
GATX Logistics              NIKE                        U.S.A. Floral Products
GTE Communication Systems   Oki Data America

COMPETITION

There is intense competition in the Internet commerce software industry. InterWorld expects competition to intensify in the future. InterWorld competes against the in-house development efforts of companies engaging in Internet commerce, as well as other software application vendors and developers. InterWorld's current competitors include AOL (Netscape Communications), Art Technology Group, BroadVision, IBM, Intershop Communications, Microsoft, Open Market and Oracle. InterWorld expects other companies to enter its market. InterWorld competes principally on the basis of product performance, client service and price. Its market is still evolving, and InterWorld may not be able to compete successfully with current or future competitors, and competitive pressures faced by InterWorld have a material adverse effect on its business, financial condition and results of operations. See "Risk Factors -- InterWorld faces intense competition, which could adversely affect InterWorld's sales and profitability."

PRODUCT DEVELOPMENT

As of January 1, 2000, InterWorld's development organization was comprised of 110 developers, development managers, quality assurance personnel and testing engineers. Its expenses for research and development were $17.3 million, $9.6 million and $6.9 million in 1999, 1998 and 1997, respectively.

InterWorld employs a collaborative product planning and development process. The planning process involves gathering product requirements from its sales and marketing organization, as well as from clients and strategic partners. Clients and partners have input into future product direction and functionality.

InterWorld follows a rigorous quality assurance and testing process. This process is designed to identify software defects through the entire development cycle. Several test types are employed, and defect reports and metrics are tracked to facilitate resolution, including system testing and performance benchmarking.

PROPRIETARY RIGHTS

InterWorld relies on intellectual property laws, employee and third-party non-disclosure agreements and other methods to protect its proprietary rights. InterWorld currently has one U.S. patent granted to it relating to its product architecture and technology. While InterWorld believes that its patent is valid, it may be challenged, invalidated or circumvented. Moreover, the rights granted under any patent issued to InterWorld or under licensing agreements may not provide competitive advantages to it. InterWorld believes that, due to the rapid pace of technological innovation for Internet commerce solutions, its ability to establish and maintain a position of technology leadership in the industry is dependent more on the skills of its development personnel than upon the legal protections afforded its existing technology.

InterWorld's agreements with employees, consultants and others who participate in the development of its software may be breached, and it may not have adequate remedies for any breach. In addition, InterWorld's trade secrets may otherwise become known to or independently developed by competitors. Furthermore, InterWorld's efforts to protect its proprietary technology may fail to prevent the development and design by others of products or technology similar to or competitive with those developed by InterWorld.

The computer software market is characterized by frequent and substantial intellectual property litigation. Intellectual property litigation is complex and expensive, and the outcome of such litigation is difficult to predict. BroadVision and Open Market, two of InterWorld's competitors, have been issued U.S. patents on some aspects of their electronic commerce products. InterWorld received a letter from counsel to Open Market concerning the potential applicability of the Open Market patents to InterWorld products. The letter stated that Open Market was prepared to meet with InterWorld to resolve issues concerning the applicability of its patents and to discuss terms of an appropriate license agreement. InterWorld responded to the Open Market inquiry, informing Open Market that based on its review of the Open Market patents and the analysis and advice of its patent counsel, InterWorld believes that its products do not infringe the patents awarded to Open Market. InterWorld has not received any further inquiries or correspondence from Open Market since InterWorld's September 1998 response and have had no inquiries or discussions with BroadVision with regard to patent matters. InterWorld has also received a letter from TechSearch stating its belief that InterWorld's Web site induces the infringement by others of one or more claims of a U.S. patent issued to TechSearch. InterWorld's patent counsel has advised InterWorld that this patent is invalid in view of prior art. Although InterWorld does not believe that it is infringing their patent rights, any of these companies may claim that InterWorld is doing so. If a claim of patent infringement by these or other companies was made against InterWorld, it would likely incur significant expenses in defending against the claim, which could adversely affect its financial condition and results of operations. In addition, if a claim of infringement is made against InterWorld and it is not successful in defending against the claim, InterWorld could be liable for substantial damages and prevented from using any infringing technology. InterWorld may also be required to make royalty payments, which could be substantial, to the holder of the patent rights. These events could have a material adverse effect on InterWorld's business, financial condition, results of operations and prospects for growth.

InterWorld's success will depend in part on its continued ability to obtain and use licensed technology that is important to the performance of its products. An inability to continue to procure or use such technology would likely have a material adverse effect on InterWorld. In general, license terms range from one to three years and, unless terminated upon notice by one of the parties, generally renew for additional one year periods.

EMPLOYEES

As of January 1, 2000, InterWorld had a total of 280 employees. Of the total employees, 110 were in development and product management, 50 in sales, 15 in marketing, 5 in alliances, 60 in worldwide services and 40 in administration. None of InterWorld's employees are represented by a labor union. InterWorld has not experienced any work stoppages and considers its relations with its employees to be good.

Item 2. Properties

InterWorld's principal offices are located in New York, New York and consist of approximately 98,000 square feet of leased office space. The lease for the New York offices expires in December 2015. InterWorld believes that its existing facilities are adequate to meet its needs for the foreseeable future. InterWorld currently subleases approximately 43% of its leased space. See Notes 12 and 13 of Notes to Consolidated Financial Statements. InterWorld intends to continue to sublease this space until it requires the space for its operations. InterWorld also rents office space in various cities in the United States and in other countries for sales and field service and support activities.


Item 3. Legal Proceedings

InterWorld is not a party to any material legal proceedings.


Item 4. Submission of Matters to a Vote of Security Holders

Information required in Item 4 is incorporated by reference to InterWorld's Proxy Statements for the Special Meeting of Shareholders of InterWorld Corporation for the adoption of the InterWorld Corporation 2000 Equity Incentive Plan, held on January 25, 2000. The ballot for the adoption of the InterWorld 2000 Equity Incentive Plan was as follows: 15,875,991 shares present; 15,421,640 votes for; 414,968 votes withheld; and 39,383 votes abstained.

EXECUTIVE OFFICERS AND DIRECTORS

The following table sets forth information regarding InterWorld's executive officers and directors:

       Name             Age                 Position
       ----             ---                 --------

Michael J. Donahue       37        Chairman
Alan J. Andreini         53        Vice Chairman
Jeremy M. Davis          45        President and Chief Executive Officer
Peter Schwartz           56        Chief Financial Officer
Daniel Turano            51        Senior Vice President, Worldwide Field
                                     Operations
Stephen Law              46        Senior Vice President, Engineering
Leon S. DeMaille         36        Senior Vice President, Marketing
Kevin Kohn               34        Senior Vice President, Alliances
Mark Berlingeri          43        Senior Vice President, Worldwide Services
Amy Aguilar-Brown        34        Vice President, Legal Affairs and Corporate
                                     Secretary
Kenneth G. Langone       64        Director
Joseph C. Robinson       36        Director
Yves Sisteron            44        Director
Jack Slevin              63        Director
Russell West             56        Director

Michael J. Donahue. Mr. Donahue co-founded InterWorld in March 1995 and serves
------------------
as its Chairman. He served as Co-Chairman and Chief Technology Officer of InterWorld from April 1997 until June 1998. He also served as President of InterWorld from March 1995 until April 1997. Prior to founding InterWorld, from 1992 to 1995, Mr. Donahue was the sole proprietor of Donahue & Associates, Inc., an information technology consulting firm specializing in strategic planning and systems reengineering.

Alan J. Andreini. Mr. Andreini joined InterWorld in April 1997 and serves as its
----------------
Vice Chairman. He served as President and Chief Executive Officer from June 1998 to January 2000. He served as President and Chief Operating Officer of InterWorld from April 1997 to June 1998. Prior to joining InterWorld, Mr. Andreini was Executive Vice President and a member of the Office of the President of Comdisco. Mr. Andreini joined Comdisco in 1978, and was named Senior Vice President in 1986 and Executive Vice President in 1994.

Jeremy M. Davis. Mr. Davis joined InterWorld in January 2000 and serves as its
---------------
President and Chief Executive Officer and as a director. Prior to joining InterWorld, Mr. Davis was President and Chief Executive Officer of InConcert, Inc. from January 1997 to December 1999. From November 1995 to December 1996, he served as President and Chief Executive Officer of Business Matters, Inc. From November 1993 to October 1995, Mr. Davis was President of Sales Technologies, Inc., a Dun & Bradstreet, Inc. company.

Peter Schwartz. Mr. Schwartz joined InterWorld in October 1998 and serves as its
--------------
Chief Financial Officer. Since July 1983 and prior to joining InterWorld, Mr. Schwartz served in various financial positions with Computer Associates International, Inc., most recently as Chief Financial Officer from April 1987 to June 1998. From June 1977 to June 1983, Mr. Schwartz served in various financial positions with Xerox Corporation. Mr. Schwartz also currently serves as a director of General Semiconductor, Inc.

Daniel Turano. Mr. Turano joined InterWorld in October 1997 and serves as its
-------------
Senior Vice President, Worldwide Field Operations. Prior to joining InterWorld, Mr. Turano was Vice President, North American Field Operations for Scopus Technology, Inc. from January 1997 to October 1997. From September 1995 to December 1996, he served as Senior Vice President of Worldwide Field Operations for Siebel Systems, Inc. From September 1991 to September 1995, Mr. Turano served in various senior sales capacities at Oracle Corporation, including Group Vice President of Eastern U.S. Sales.

Stephen Law. Mr. Law joined InterWorld in May 1998 and serves as its Senior Vice
-----------
President, Engineering. Prior to joining InterWorld, Mr. Law was the Chief Technology Officer of Global Financial Services at Perot Systems Corporation from February 1997 to May 1998. Prior to joining Perot Systems, Mr. Law was the Vice President of Global Derivatives Systems Development at Citibank Corporation from December 1992 to February 1997.

Leon DeMaille. Mr. DeMaille joined InterWorld in January 2000 and serves as its
-------------
Senior Vice President, Marketing. Prior to joining InterWorld, Mr. DeMaille was Vice President of Marketing for Erisco Managed Care Technologies from September

1997 to January 2000. From February 1988 to September 1997, he was the president and Chief Executive Officer of Synergy Marketing Solutions, that provides start-up consulting services to vertical information technology companies.

Kevin Kohn. Mr. Kohn joined InterWorld in December 1999 and serves as its Senior
----------
Vice President, Alliances. Prior to joining InterWorld, Mr. Kohn was Vice President and General Manager of the Communications Practice for TIBCO Software, Inc in November 1999. From March 1997 to October 1999, he was Vice President, Marketing and New Business Development for InConcert, which was acquired by TIBCO in October 1999. From November 1987 to February 1997, Mr. Kohn served in various sales and marketing capacities for Xerox Corporation.

Mark Berlingeri. Mr. Berlingeri joined InterWorld in October 1998 and serves as
---------------
its Senior Vice President, Worldwide Professional Services. Prior to joining InterWorld, Mr. Berlingeri was a Vice President for FlexiInternational Software, Inc. from January 1997 to October 1998. From October 1992 to December 1996, he was a Regional Vice President for Sybase, Inc.

Amy Aguilar-Brown. Ms. Aguilar-Brown joined InterWorld in September 1997 as Vice
-----------------
President, Legal Affairs. Ms. Aguilar-Brown was also elected Secretary of InterWorld in May 1998. Prior to joining InterWorld, Ms. Aguilar-Brown served as Director of Field Operations and Legal Affairs for Sybase, Inc. from April 1994 to September 1997. From January 1992 to April 1994, she served as Director of Operations for MicroDecisionware, Inc., which was acquired by Sybase, Inc.

Kenneth G. Langone. Mr. Langone has been a director of InterWorld since 1996.
------------------
Mr. Langone has been Chairman and President of Invemed Associates LLC, which he founded, since 1974. He is a director of The Home Depot, Inc., General Electric Company, Unifi, Inc., DBT Online, Inc. and Tricon Global Restaurants, Inc.

Joseph C. Robinson. Mr. Robinson has been a director of InterWorld since 1995.
------------------
Mr. Robinson co-founded InterWorld in March 1995 and served as its Executive Vice President until May 1998. Since October 1998, Mr. Robinson has served as the Chairman of UGO Networks. Prior to joining InterWorld, from 1989 to 1995, Mr. Robinson was employed by Douglas, Elliman, Gibbons and Ives, a real estate brokerage firm.

Yves Sisteron. Mr. Sisteron has been a director of InterWorld since 1996. Mr.
-------------
Sisteron has been a Principal of Global Retail Partners, L.P., an investment fund, since January 1996 and Manager of U.S. Investments at Carrefour S.A. since 1993. Mr. Sisteron serves as a director of P.F. Chang's China Bistro, Inc. and Zany Brainy, Inc.

Jack Slevin. Mr. Slevin has been a director of InterWorld since 1997. From June
-----------
1995 until his retirement in January 1999, Mr. Slevin was the Chairman and Chief Executive Officer of Comdisco. From October 1994 to June 1995, Mr. Slevin was Chief Operating Officer at Comdisco and from January 1993 to October 1994, he was Executive Vice President of North American Sales at Comdisco. He became a member of the Office of the President when it was created in 1992 and was a member of Comdisco's board of directors from 1979 until January 1999. Mr. Slevin is also currently a director of U.S. West, Inc. and Telehub Network Services Corporation.

Russell West. Mr. West has been a director of InterWorld since 1996. Mr. West
------------
has been President of OneNetPlus.com, a provider of Internet technology solutions, since May 1999. He was an Executive Vice President and Chief Technology Officer for Comdisco, where he was employed from 1977 to May 1999.

All directors hold office until the next annual meeting of stockholders or until their successors have been duly elected and qualified.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

InterWorld's common stock has been quoted on The Nasdaq Stock Market's National Market under the symbol INTW since its initial public offering on August 11, 1999. The following table presents, for the periods indicated, the high and low sales prices per share of InterWorld's common stock as reported on The Nasdaq National Market.

     1999                                            High          Low
     ----                                            ----          ---
     Third Quarter (beginning August 11,1999)       $43.125      $16.4375
     Fourth Quarter                                 $93.50        $35.00

     2000                                            High          Low
     ----                                            ----          ---
     First Quarter (through February 15, 2000)      $87.875      $55.875

On February 15, 2000, the last reported sale price of InterWorld's Common Stock on the Nasdaq National Market was $56.8125. As of January 31, 2000, there were 362 shareholders of record of InterWorld's common stock

Item 6. Selected Consolidated Financial Data

The selected consolidated financial data below as of December 31, 1999 and 1998 and for the years ended December 31, 1999, 1998 and 1997 have been derived from InterWorld's consolidated financial statements included in this Form 10-K which have been audited by PricewaterhouseCoopers LLP, independent accountants. The selected consolidated financial data below as of December 31, 1997, 1996 and 1995 and for the year ended December 31, 1996 and the period from inception (March 28, 1995) through December 31, 1995, have been derived from audited consolidated financial statements that are not included in this Annual Report on Form 10-K. The selected consolidated financial data set forth below should be read in conjunction with, and is qualified in its entirety by, InterWorld's consolidated Financial Statements, related notes and other financial information included elsewhere in this Annual Report on Form 10-K.



                                                         Year Ended December 31,         (March 28, 1995)
                                                        -----------------------           To December 31,
                                               1999        1998        1997        1996        1995
                                               ----        ----        ----        ----        ----
                                                       (In Thousands, Except Per Share Data)

Statement of Operations Data:
Revenues, net:
  Product licenses                           $ 23,855    $  9,754    $  4,883    $    779    $     25
  Services                                     16,692       4,834       3,073       1,241         331
  Other                                           100          --           2         408           3
                                             --------    --------    --------    --------    --------
     Total revenues, net                       40,547      14,590       8,056       2,428         359
                                             --------    --------    --------    --------    --------

Cost of revenues:
  Product licenses                              1,884         671         278          82           1
  Services                                     18,215       6,052       6,744       1,735         130
  Other                                            --          --         107         322          --
                                             --------    --------    --------    --------    --------
     Total cost of revenues                    20,099       6,723       7,129       2,139         131
                                             --------    --------    --------    --------    --------
        Gross profit                           20,448       7,867         927         289         228

Operating expenses:
  Research and development                     17,334       9,558       6,863       2,362         234
  Sales and marketing                          23,086      11,969       8,487       2,435          --
  General and administrative                    6,806       6,356       6,405       2,730         258
  Noncash employee Compensation                 3,633       1,615         752          71          --
                                             --------    --------    --------    --------    --------
     Total operating expenses                  50,859      29,498      22,507       7,598         492
                                             --------    --------    --------    --------    --------
        Loss from operations                  (30,411)    (21,631)    (21,580)     (7,309)       (264)

Total other income (expense)                       52        (431)        (95)        112          --
Income taxes                                       --          --          --          --          --
                                             --------    --------    --------    --------    --------
        Loss from continuing operations       (30,359)    (22,062)    (21,675)     (7,197)       (264)

Discontinued operations:
  Expenses from discontinued operations*           --          --      (1,310)         --          --
  Provision for operating losses to date
   of disposition*                                 --          --        (627)         --          --
                                             --------    --------    --------    --------    --------
        Net loss                             $(30,359)   $(22,062)   $(23,612)   $ (7,197)   $   (264)
                                             ========    ========    ========    ========    ========

Basic loss per share and diluted loss
  per share                                  $  (1.59)   $  (1.60)   $  (1.75)   $  (0.53)   $  (0.02)
                                             ========    ========    ========    ========    ========
Basic loss per share and diluted loss
  per share from continuing operations       $  (1.59)   $ (1.60)    $  (1.61)   $  (0.53)   $  (0.02)
                                             ========    ========    ========    ========    ========

                                                                As of December 31,
                                                                ------------------
                                               1999        1998        1997        1996        1995
                                               ----        ----        ----        ----        ----
                                                                  (In Thousands)

Balance Sheet Data:
Cash and cash equivalents                    $ 21,583    $    858    $  6,081    $  6,111    $     50
Working capital (deficit)                      33,217        (635)      3,802       4,653        (286)
Total assets                                   55,301      14,119      17,431       8,865         175
Long Term Obligations                              --      51,162      39,180      13,431          --
Total stockholders' equity (deficit)           39,278     (46,216)    (28,795)     (7,119)       (189)


 - On March 30, 1998, InterWorld completed a spin-off distribution of a subsidiary, UGO Networks, reducing InterWorld's majority ownership of UGO Networks to a minority interest of approximately 18%. Since March 30, 1998, InterWorld's minority interest in UGO Networks has decreased to approximately 5.5% due to private equity financings by UGO Networks. UGO Networks is an online entertainment information and game company that commenced operations in 1997. The spin-off was made in order to permit UGO Networks to build a separate management team that would concentrate on creating an online entertainment information and game company and to position UGO Networks to seek private equity financing. UGO Networks has been presented as a discontinued operation in InterWorld's consolidated statement of operations for the year ended December 31, 1997. See Note 12 of Notes to Consolidated Financial Statements.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Forward-looking statements include, without limitation, statements about the market opportunity for Internet commerce software solutions, new product development, competition, expected expense levels, seasonality and the adequacy of our available cash resources and other statements contained in this prospectus that are not historical facts. When used in this prospectus, the words "anticipate," "believe," "estimate," "expect," "may" and similar expressions are generally intended to identify forward-looking statements, but are not the exclusive expressions of forward-looking statements. Because forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including but not limited to:

 -   uncertainties relative to global economic conditions;
 - our reliance on a single family of products for substantially all of our sales;
 -   our need to attract significant new clients on an ongoing basis;
 -   lack of market acceptance of our products;
 -   the introduction by our competitors of new or competing technologies;
 -   delays in delivery of new products or features;
 - our ability to continue to update business application products, including upgrades to meet international requirements;
 - our inability to enter into and maintain relationships with systems integration companies;
 -   the strength of our distribution channels;
 - the ability either internally or through third-party service providers to support client implementation of our products;
 -   our inability to recover our costs in sales of our products and services;
 -   product defects;
 -   changes in our business strategies;
 - as well as the other factors discussed in this Form 10-K and in other documents filed by InterWorld with the SEC.

We do not intend to update these forward-looking statements.


OVERVIEW

We derive revenues primarily from licensing our Internet commerce software products and providing related services and support to our clients. We commercially introduced our first product in December 1995.

We generally price licenses of our platform and applications on a per server or site basis. Standard per server license fees for the Windows NT solutions are $150,000 and for Unix solutions are $250,000. The recommended production configuration that supports redundancy, fault-tolerance and distributed load balancing across multiple processors is generally available for a license fee of approximately $300,000 to $500,000. Licenses for product configurations that support additional servers and users are available. Additional applications, tools, business adapters, professional services and maintenance services are provided at an additional cost to the client. Site licenses are also available. Site licenses typically require the client to pay additional fees based on the client achieving specified electronic commerce revenues. Payment terms are generally net 30 days.

Revenue from product licenses is recognized upon shipment to the client under an executed software license agreement when no significant obligations or contractual commitments remain and collection is probable. If acceptance by the client is required, revenue is recognized upon client acceptance. License revenue from resellers of our products is recognized upon shipment by the reseller when collection is probable.

Revenue from services is recognized as the services are rendered. Revenue from services requiring significant modification or customization of our software products is recognized on a percentage-of-completion basis. Revenue from maintenance and client support services is recognized ratably over the term of the agreement for such services. Our license agreements typically require the client to purchase one year of maintenance and client support services.

Beginning in the fourth quarter of 1998, we increased our use of systems integration companies for implementation of our products. As a result, the cost of our service revenues has increased substantially to $18.2 million in 1999 from $6.1 million in 1998. We anticipate that our increased use of systems integration companies will continue for the foreseeable future and, accordingly, that our cost of services revenues will in all probability exceed historical amounts. In addition, our service revenues may decrease as a percentage of our aggregate revenues in future periods as a result of our increased use and training of systems integration companies.

We have incurred significant research and development expenses to develop our products. We charge all research and development costs incurred to establish the technological feasibility of a product or product enhancement to research and development expense as incurred. In addition, we have made substantial investments in our infrastructure to support revenue growth. We intend to increase our staffing in all functional areas as required to accommodate any revenue growth.

The following table sets forth certain statement of operations data for the periods indicated expressed as a percentage of total revenues:


                                          Year Ended December 31,
                                          -----------------------
                                        1999       1998       1997
                                        ----       ----       ----
     Revenues, net:
       Product licenses                 59.0%      66.9%      60.7%
       Services                         41.0       33.1       38.1
       Other                              --         --        1.2
                                       -----      -----      -----
         Total revenues, net           100.0%     100.0%     100.0%
                                        -----      -----      -----
     Cost of revenues:
       Product licenses                  4.6        4.6        3.5
       Services                         45.0       41.5       83.7
       Other                              --         --        1.3
                                       -----      -----      -----
         Total cost of revenues         49.6       46.1       88.5
                                       -----      -----      -----
           Gross profit                 50.4       53.9       11.5
                                       -----      -----      -----
     Operating expenses:
       Research and development         42.8       65.5       85.2
       Sales and marketing              56.9       82.0      105.4
       General and administrative       16.8       43.6       79.5
       Noncash employee compensation     8.9       11.1        9.3
                                       -----      -----      -----
         Total operating expenses      125.4      202.2      279.4
                                       -----      -----      -----
           Loss from operations        (75.0)    (148.3)    (267.9)
           Net loss                    (75.0)%   (151.2)%   (293.1)%
                                       =====      =====      =====


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


FISCAL YEARS 1999 AND 1998

Total Revenues, Net.

Total revenues, net include fees from product licenses and services. Total revenues, net increased 178%, or $26.0 million, in 1999 from $14.6 million in 1998. Product revenues increased to $23.9 million in 1999 from $9.8 million in 1998. This increase was largely the result of licensing more of our software products at a higher average fee per client, to a larger client base. Service revenues increased in 1999 to $16.7 million from $4.8 million in 1998 due to an increase in the number of InterWorld professional services employees and employment on a subcontracting basis of systems integration partners.

Cost of Revenues.

Cost of product license revenues consists of royalties payable to third parties for software that is embedded in or bundled with our products, the costs of product media, documentation and manufacturing costs. Cost of product license revenues increased to 7.9% of product revenues in 1999 from 6.9% of product revenues in 1998 due to the increased in third-party royalties and more elaborate licensed product documentation and packaging.

Cost of services revenues consists primarily of costs related to employees and consultants providing services and support. Cost of services revenues increased to $18.2 million in 1999 from $6.1 million in 1998. Our increased use and training of systems integration companies, which began in the fourth quarter of 1998, and the institution of implementation methodologies, have resulted in shorter implementation cycles but increased our cost of service revenues. The implementation methodologies involve providing our clients and systems integration partners with a checklist that sets forth the steps, timing and procedures to more effectively enable them to implement our Commerce Exchange family of products. We expect that our use of systems integration companies will continue and that these expenses will also increase significantly in future periods.

Research and Development.

Research and development expenses consist of costs related to research and development personnel, including salaries and related expenses and consulting fees, and costs related to facilities and equipment used in research and development. Research and development expenses increased to $17.3 million in 1999 from $9.6 million in 1998. These increases were principally due to the addition of personnel to support the continuous improvements and additions to our product. We expect to continue to incur significant research and development expenses in future periods.

Sales and Marketing.

Sales and marketing expenses consist of salaries and related expenses for sales and marketing personnel, sales commissions and other incentive compensation, travel and entertainment expenses and the costs of marketing programs, including trade shows, promotional materials and advertising. Sales and marketing expenses increased to $23.1 million in 1999 from $12.0 million in 1998. These increases were due primarily to the expansion of our sales and marketing organizations and expanded marketing activities, including advertising designed to increase awareness of our brand. We expect to continue to incur significant sales and marketing expenses in future periods.

General and Administrative.

General and administrative expenses consist of salaries and related expenses for administrative, finance and human resources personnel and related facilities and equipment. General and administrative expenses increased to $6.8 million in 1999 from $6.4 million in 1998. This increase reflected the additional administrative personnel and infrastructure necessary to manage and support our growth.

Noncash Employee Compensation.

Noncash employee compensation consists primarily of noncash charges for stock options granted to employees at exercise prices deemed below the fair market value of our common stock at the time of grant. The amount of the charge is equal to the difference between the exercise price of the stock option and the deemed fair market value of our common stock multiplied by the number of options granted. The charge is amortized over the vesting period of the options (typically, five years). We recorded noncash employee compensation of $3.6 million in 1999 and $1.6 million in 1998.

Total Other Income (Expense).

Other income (expense) consists primarily of interest income earned on cash, cash equivalents and short-term investments, net of cash and noncash interest expense for leased equipment. Other income for 1999 was $1.0 million, an increase of approximately $0.7 million from $0.3 in 1998. This increase was largely attributable to interest income earned on higher cash and short-term investment balances resulting from the August 1999 initial public offering proceeds. See Note 6 of Notes to Consolidated Financial Statements. Other expense increased to $1.0 in 1999 from $0.7 in 1998. This increase was primarily due to interest expenses associated with warrants issued in conjunction with our secured loan agreement. See Note 9 of Notes to Consolidated Financial Statements.


FISCAL YEARS 1998 AND 1997

Total Revenues, Net.

Total Revenues, net increased 80%, or $6.6 million, in 1998 from $8.0 million in 1997. Product revenues increased to $9.8 million in 1998 from $4.9 million in 1997. This increase was largely the result of licensing more of our software products at a higher average fee per client, to a larger client base. Service revenues increased to $4.8 million in fiscal year 1998 from $3.1 million in 1997 because we were providing professional services to an increasing number of clients.

Cost of Revenues.

Cost of product license revenues increased to 6.9% of product revenues in 1998 from 5.7% of product revenues in 1997 principally due royalty fees associated with the introduction of third party software. Cost of services revenues decreased to $6.1 million in 1998 from $6.7 million in 1997. This decrease was the result of a decrease in our use and training of systems integration companies.

Research and Development.

Research and development expenses increased to $9.6 million in 1998 from $6.9 million in 1997. This increase was principally due to the addition of personnel to support the design and development of our products.

Sales and Marketing.

Sales and marketing expenses increased 41% to $12.0 million in 1998 from $8.5 million in 1997. This increase was due primarily to the expansion of our sales and marketing organizations and the costs associated with significantly increased sales.

General and Administrative.

General and administrative expenses were $6.4 million in 1998 and 1997. This was the result of limited infrastructure outlays in a constrained resource environment.

Noncash Employee Compensation.

We recorded noncash employee compensation of $1.6 million in 1998 and $0.8 million in 1997, primarily as a result of an increase in the number of below fair market value grants of stock options to employee and consultant.

Total Other Income (Expense).

Other income (expense) for 1998 was $(0.4) million, an increase of approximately $0.3 million from $(0.1) in 1997. This increase was largely attributable to increased interest costs associated with warrants issued in conjunction with our equipment lease and secured loan agreement.

INCOME TAXES

We have incurred losses since inception which have generated net operating loss carryforwards of approximately $48.0 million at December 31, 1999 for federal and state income tax purposes. These carryforwards are available to offset future taxable income and expire in 2011 through 2019 for federal income tax purposes. We also had research and development tax credit carryforwards in the amount of $1.1 million at December 31, 1999, which expire in 2002 through 2019. These losses and credits may be subject to limitations on utilization in future years because of ownership changes that have occurred. We have historically filed our corporate income tax returns utilizing a fiscal year end of March 31, which we changed to December 31, effective December 31, 1998. See Note 11 of Notes to Consolidated Financial Statements.

The net operating loss carryforwards and temporary differences between carrying amounts of assets and liabilities for financial reporting and income tax purposes result in a net deferred tax benefit of $31.3 million at December 31, 1999. Our operating plans anticipate taxable income in future periods; however, such plans make significant assumptions which cannot be assured, including market acceptance of our products by clients. Therefore, in consideration of our accumulated losses and the uncertainty of our ability to utilize this deferred tax benefit in the future, we have recorded a valuation allowance in the amount of $31.3 million at December 31, 1999, to offset the deferred tax benefit amount.

QUARTERLY RESULTS OF OPERATIONS

The following table sets forth unaudited quarterly statement of operations data for each of the eight quarters in the period ended December 31, 1999. The quarterly data have been prepared on the same basis as the audited financial statements appearing in this prospectus and, in our opinion, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. The results of operations for any quarter are not necessarily indicative of results for any future period.

                                                                    Results of Operations
                                 ---------------------------------------------------------------------------------------------
                                                1999 Quarter Ended                            1998 Quarter Ended
                                 ----------------------------------------------  ---------------------------------------------
                                  Dec. 31,    Sept. 30,   June 30,    March 31,   Dec. 31,    Sept. 30,   June 30,    March 31,
                                                                        (in thousands)
Revenues, net:
Product licenses                  $  8,164    $  5,653    $  5,652    $  4,386    $  4,362    $  3,002    $    844    $  1,546
  Services                           6,557       4,906       2,614       2,615       1,657       1,361         950         866
  Other                               --          --          --          --             1           1        --          --
                                  --------    --------    --------    --------    --------    --------    --------    --------
    Total revenues, net             14,721      10,559       8,266       7,001       6,020       4,364       1,794       2,412
                                  --------    --------    --------    --------    --------    --------    --------    --------
Cost of revenues:
  Product licenses                     796         537         343         208         360         122         117          72
  Services                           5,284       5,104       5,071       2,756       2,072       1,530       1,318       1,132
  Other                               --          --          --          --          --          --          --          --
                                  --------    --------    --------    --------    --------    --------    --------    --------
    Total cost of revenues           6,080       5,641       5,414       2,964       2,432       1,652       1,435       1,204
                                  --------    --------    --------    --------    --------    --------    --------    --------
Gross profit (loss)                  8,641       4,918       2,852       4,037       3,588       2,712         359       1,208
Operating expenses:
  Research and development           5,030       4,390       4,277       3,637       2,932       2,569       2,093       1,964
  Sales and marketing                6,821       5,869       5,428       4,968       4,124       3,199       2,582       2,064
  General and administrative         1,853       1,880       1,860       1,213       1,254       1,615       2,062       1,425
  Noncash employee compensation        647       1,247         618       1,121         375         375         488         377
                                  --------    --------    --------    --------    --------    --------    --------    --------
    Total operating expenses        14,351      13,386      12,183      10,939       8,685       7,758       7,225       5,830
                                  --------    --------    --------    --------    --------    --------    --------    --------
Loss from operations                (5,710)     (8,468)     (9,331)     (6,902)     (5,097)     (5,046)     (6,866)     (4,622)
Other income (expense):
  Interest income                      579         315          38          92          15          48         139          63
  Interest expense                     (73)       (310)       (293)       (296)       (383)        (98)       (130)        (85)
                                  --------    --------    --------    --------    --------    --------    --------    --------
    Total other income                 506           5        (255)       (204)       (368)        (50)          9         (22)
(expense)
  Income taxes                          45          (1)       --           (44)       --          --          --          --
                                  --------    --------    --------    --------    --------    --------    --------    --------
Loss from continuing
  operations                      $ (5,159)   $ (8,464)   $ (9,586)   $ (7,150)   $ (5,465)   $ (5,096)   $ (6,857)   $ (4,644)
                                  ========    ========    ========    ========    ========    ========    ========    ========


LIQUIDITY AND CAPITAL RESOURCES

From inception through our initial public offering in August 1999, we financed our operations primarily through approximately $64.6 million in private sales of mandatorily redeemable preferred stock, all of which automatically converted to common stock upon consummation of our initial public offering on August 16, 1999. At December 31, 1999, we had cash and cash equivalents of $21.6 million, short-term investments of $18.0 million and working capital of $33.2 million.

We have had significant negative cash flows from operating activities to date. Net cash used in operating activities for fiscal years 1999 and 1998 were $15.9 million and $16.6 million, respectively. Net cash used in operating activities in each of these periods was primarily the result of significant expenditures for product development, sales and marketing and infrastructure expenses. Our net accounts receivable increased $0.3 million, to $6.5 million at December 31, 1999 from $6.2 million at December 31, 1998. This increase was primarily attributable to increased customer sales in the fourth quarter of 1999.

Net cash used in investing activities consists primarily of the purchase of short-term investments, specifically three to six month government securities and capital expenditures for computer equipment, purchased software, office equipment, furniture, fixtures and leasehold improvements. Capital expenditures for property and equipment for the year ended December 31, 1999 aggregated $4.4 million.

The increase in cash and cash equivalents and working capital at December 31, 1999 was largely the result of the receipt of proceeds from our initial public offering in August 1999 in the amount of $47.1 million.

As of December 31, 1999, we also had commitments under noncancelable operating leases of $57.7 million and under noncancelable capital leases of $1.0 million. UGO Networks is obligated to pay to us $23.9 million of our $57.7 million operating lease obligation pursuant to a sublease agreement. See Notes 12 and 13 of Notes to Consolidated Financial Statements.

Year 2000 Compliance

Our business operations were not adversely affected by any year 2000 issues. Prior to the end of 1999, we took action intended to ensure that our products and critical internal business systems were year 2000 compliant.

Our total cost of effecting year 2000 compliance was not expected to exceed $0.4 million, of which $0.3 million had been incurred through December 31, 1999. These costs were expensed in the period incurred and were paid out of working capital. However, we may incur significant costs if unanticipated year 2000 compliance problems arise. These unanticipated costs, or our failure to correct any unanticipated year 2000 problems in a timely manner, could have a material adverse effect on our business, financial condition, results of operations and prospects for growth.

Recent Accounting Pronouncements

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. At December 31, 1999, InterWorld did not own any derivative instruments and had not engaged in any hedging activities during the year ended December 31, 1999. InterWorld does not expect to purchase derivative instruments or enter into hedging activities in the foreseeable future.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

If any of the events described below actually occur, our business, financial condition, or results of operations could be materially adversely affected.

We have a limited operating history, significant historical losses and we may never be profitable.

We expect to incur losses for the foreseeable future and we may never achieve or sustain profitability. We were incorporated in 1995 and have only a limited operating history. Since inception, we have incurred substantial costs to develop and market our products, and have incurred net losses. As of December 31, 1999, we had an accumulated deficit of $83.6 million. We expect that our operating expenses will increase substantially in the foreseeable future as we continue to develop our products, increase our sales and marketing efforts and expand our operations.

If our products are not widely accepted in the Internet commerce market, our business, sales and profitability will suffer.

The market for our products is new and rapidly evolving. Consequently, the demand for products in this market is uncertain. Our business, financial condition, results of operations and prospects for growth will be materially adversely affected if our products are not widely accepted in the Internet commerce software market. The following factors highlight the uncertainty of market acceptance of our products:

 - the market is characterized by rapid technological changes and evolving industry standards;

 -   there is intense competition in the Internet commerce software industry;

 - products are relatively expensive and require a large capital commitment by the client;

 - the infrastructure necessary to support increased commerce on the Internet may not develop;

 -   consumers and businesses may not adopt electronic commerce; and

 - our clients may not be successful in using our products to conduct their commercial operations online.

Our future growth and success depends on broader acceptance of the Internet as a medium for commerce. The Internet may not become a viable commercial marketplace because of consumer concerns regarding reliability, cost, ease of use and quality of service. In addition, consumer concerns regarding the security and privacy of Internet transactions could inhibit the acceptance of the Internet as a commercial medium. We have incorporated into our Commerce Exchange family of products encryption algorithms to protect sensitive data such as customer passwords and credit card information. However, we cannot assure you that this technology will not be breached. If the security measures used in Commerce Exchange are compromised, our business could suffer.

The imposition of sales and other taxes in respect of products sold by our clients over the internet could have a negative effect on electronic commerce generally and, as a result, on demand for our products.

Recent federal legislation limits the imposition of state and local taxes on Internet-related sales. In 1998, Congress passed the Internet Tax Freedom Act, which places a three-year moratorium on state and local taxes on:

 - Internet access, unless such tax was already imposed prior to October 1, 1998; and

 -   discriminatory taxes on electronic commerce.

There is a possibility that Congress may not renew this legislation in 2001. If Congress chooses not to renew this legislation, state and local governments would be free to impose taxes on electronically purchased goods. The imposition of new sales or other taxes could materially adversely affect the growth of electronic commerce generally and, as a result, the demand for our products.

We believe that, in accordance with current industry practice, most companies that sell products over the Internet do not currently collect sales or other taxes in respect of shipments of their products into states or foreign countries in which they are not physically present. However, one or more states or foreign countries may seek to impose sales or other tax collection obligations on out-of-jurisdiction companies that engage in electronic commerce. A successful assertion by one or more states or foreign countries that companies engaged in electronic commerce should collect sales or other taxes on the sale of their products over the Internet, even though not physically present in the state or foreign country, could have an adverse effect on electronic commerce generally, and, as a result, on demand for our products.

All of our revenues are derived from a single family of products, and our business, sales and profitability and prospects for growth will suffer if our product offerings are not commercially successful.

The Commerce Exchange family of products and related services have accounted for substantially all of our revenues to date, and we expect these products and related services to continue to account for most of our revenues for the foreseeable future.

If our current limited product offerings are not commercially successful, our business, financial condition, results of operations and prospects for growth will be materially adversely affected. We may not successfully develop or market any enhanced or new products. Moreover, competition or technological change could adversely affect the pricing of or demand for our products, which would have a material adverse effect on our business, financial condition and results of operations. In addition, our products are currently being used by only a limited number of clients to conduct electronic commerce. From time to time, some of our clients experience difficulty implementing our software or the software does not meet our clients' expectations, and they may choose not to, and in at least two cases have chosen not to, continue to use our software. As a result of these problems, our reputation may be damaged, which could have a material adverse effect on our business.

We face intense competition, which could adversely affect our sales and profitability.

There is intense competition in the Internet commerce software industry, and we expect competition to intensify in the future. Our business, financial condition, results of operations and prospects for growth will be materially adversely affected if we are not able to compete successfully. We compete against the in-house development efforts of companies engaging in Internet commerce, as well as other software application vendors and developers. Our current competitors include AOL (Netscape Communications), Art Technology Group, BroadVision, IBM, Intershop Communications, Microsoft, Open Market and Oracle. We expect that additional competitors will enter our market with competing products as the size and visibility of the market opportunity increase. Many of our present and potential competitors have greater financial, technical, marketing and other resources than we have. This may place us at a disadvantage in responding to the offerings of our competitors, technological changes or changes in client requirements. Also, we may be at a competitive disadvantage because many of our competitors have greater name recognition, more extensive client bases and a broader range of product offerings.

If our financial results do not meet expectations as a result of fluctuations in our quarterly operating results, our stock price is likely to decline.

Our quarterly operating results will generally depend on the volume and timing of sales of our products, which are difficult to predict. It is likely that in some future quarter or quarters, our operating results will not meet the expectations of analysts and investors. In that case, the price of our common stock is likely to decline.

We expect to experience fluctuations in our quarterly operating results due to many factors, including:

 - the size and timing of significant client agreements, which typically occur near the end of our fiscal quarter, but, if delayed, may not occur until the next quarter;

 -   the length of the sales cycle for our products;

 -   fluctuations in demand for our products;

 -   the introduction of new products by us or by our competitors;

 -   changes in prices by us or by our competition; and

 -   the timing and amount of our expenditures.

We plan to increase our operating expenses to achieve revenue growth. If our revenues do not increase as anticipated and our spending levels are not reduced accordingly, a significant decline in our quarterly operating results could occur. In addition, we believe, based on general software industry trends, that sales of our products may be highest in the fourth quarter of the year and lowest in the first quarter. As a result, period-to-period comparisons of our results of operations may not be meaningful, and you should not rely on them as an indication of future performance.

Our stock price has been and may continue to be highly volatile.

Our stock price is subject to wide fluctuations in response to a variety of factors, including:

 -   quarterly variations in operating results;

 -   announcements of technological innovations;

 -   announcements of new software or services by us or our competitors;

 -   changes in financial estimates by securities analysts; or

 -   other events or factors that are beyond our control.

In addition, the stock market has experienced significant price and volume fluctuations that have particularly affected the trading prices of equity securities of many high technology companies. These fluctuations have often been unrelated or disproportionate to the operating performance of these companies. Any negative change in the public's perception of the prospects of Internet or electronic commerce companies could depress our stock price regardless of our results. Other broad market fluctuations may decrease the trading price of our common stock. In the past, following declines in the market price of a company's securities, securities class action litigation has often been instituted against that company. Litigation could result in substantial costs and a diversion of management's attention and resources.

We increasingly rely on systems integration companies to sell and implement our products, and if we cannot establish or maintain relationships with these companies, or if they are not successful in their efforts, the growth of our business would suffer.

We increasingly depend on systems integration companies for sales and implementation of our products. Our growth will depend, in part, on maintaining and expanding our relationships with systems integration companies. We may not be able to develop or maintain relationships with systems integration companies. Moreover, if the systems integration companies with which we have a strategic relationship are not successful in selling and implementing systems that include our products, or if they adopt, or promote more vigorously, a competing product or technology, the growth of our business would be materially adversely affected. Additionally, our use and training of systems integration companies have increased and are likely to continue to increase our cost of services revenues for the foreseeable future.

If we do not respond to technological change, our enterprise commerce software products may become obsolete, and our long-term viability would suffer.

The Internet commerce software industry is characterized by rapid technological change, which can render products obsolete. Our success depends, in part, on our ability to respond to technological change in a timely and cost-effective manner. If we are not able to respond successfully to technological change, our Commerce Exchange family of products may become obsolete. This would threaten our long-term viability.

Our products may contain defects, which could result in reduced sales, increased service and warranty costs and liability to our clients.

Our software products may contain errors that become apparent when the products are introduced or when the volume of usage increases. Errors in our products, implementation errors or other performance difficulties could result in decreased sales of our products, increased service and warranty costs and liability to our clients, which could have a material adverse effect on our business, financial condition, results of operations and prospects for growth. Although we carry errors and omissions insurance, it may not cover all product liability claims made against us. Our risk of liability to clients is particularly pronounced because of our belief that our products will be critical to our clients' operations.

Because a significant portion of our revenues is derived from a limited number of clients that will change from year to year, our sales will decline if we cannot attract significant new clients.

We expect that our largest clients will change from year to year because our revenues from any client are typically greatest when the client first licenses our products. Moreover, because our products require a meaningful capital commitment, a significant portion of our revenues in any period is derived from a limited number of clients. Therefore, if we are not able to generate revenues from significant new clients, our business, financial condition, results of operations and prospects for growth would be materially adversely affected. In 1996, software license and service revenues from Scholastic Corporation accounted for approximately 31% of our total revenues and those from Cliggot Communications accounted for approximately 17% of total revenues. In 1997, software license and service revenues from Toys "R" Us accounted for approximately 11% of total revenues and those from Electronic Data Systems accounted for approximately 10% of total revenues. In 1998, software license and service revenues from Warnaco accounted for approximately 14% of total revenues. In 1999, software license and service revenues from our top two clients in the aggregate accounted for approximately 13% of total revenues.

If we fail to manage our growth effectively, our business will suffer.

We have grown rapidly since we were incorporated in 1995. Many members of our senior management have only recently joined us. Of the 10 employees listed in the management section of this prospectus, six have worked for us for less than two years. Three of our executive officers, including Jeremy Davis, our Chief Executive Officer, joined us in January 2000. Our rapid growth has placed, and is expected to continue to place, a significant strain on our management and operations. To manage our growth, we must continue to enhance our operating and financial systems, infrastructure and controls. In the past, we have experienced some inadequacies in our operating and financial systems, infrastructure and controls. In prior years, we were not able to improve internal controls and upgrade our personnel as needed to accommodate our growth. This resulted in errors in application of our accounting policies which affected some information contained in our financial statements for unaudited interim periods in our 1998 fiscal year. These errors were corrected following the hiring of experienced personnel, consultation with our independent accountants and enhancement of internal controls. Our growth will also depend on our ability to expand, train and manage our employee base. In addition, we must expand our sales and marketing organization, penetrate different markets and expand our capacity to support a larger client base. If we do not manage our growth successfully, our business, financial condition, results of operations and prospects for growth would be adversely affected.

Our proprietary rights may not be fully protected, and we may be subject to intellectual property infringement claims by others.

InterWorld and Process-Centric are our registered trademarks and we have applied for other trade and service marks. We have recently been granted a U.S. patent relating to our product architecture and technology. Our efforts to establish and protect our proprietary rights, including federal copyright and trademark registrations, may be inadequate to prevent imitation of our products by others. The laws of foreign countries in which our products are sold may offer less protection to proprietary rights than the laws of the United States. Moreover, others may claim violation of their proprietary rights by us. BroadVision and Open Market, two of our competitors, have been issued U.S. patents on some aspects of their electronic commerce software products. We received a letter from counsel to Open Market concerning the potential applicability of the Open Market patents to our products. The letter stated that Open Market was prepared to meet with us to resolve issues concerning the applicability of its patents and to discuss terms of an appropriate license agreement. We responded to the Open Market inquiry, informing Open Market that based on our review of the Open Market patents and the analysis and advice of our patent counsel, we believe that our products do not infringe the patents awarded to Open Market. We have not received any further inquiries or correspondence from Open Market since our September 1998 response and have had no inquiries or discussions with BroadVision with regard to patent matters. We have also received a letter from TechSearch LLC stating its belief that our Web site induces the infringement by others of one or more claims of a U.S. patent issued to TechSearch. Our patent counsel has advised us that this patent is invalid in view of prior art. Although we do not believe that we are infringing their patent rights, any of these companies may claim that we are doing so. If a claim of patent infringement by these or other companies was made against us, we would likely incur significant expenses in defending against the claim, which could adversely affect our financial condition and results of operations. In addition, if a claim of infringement is made against us and we are not successful in defending against the claim, we could be liable for substantial damages and prevented from using any infringing technology. We may also be required to make royalty payments, which could be substantial, to the holder of the patent rights. These events could have a material adverse effect on our business, financial condition, results of operations and prospects for growth.

If our planned international expansion is not successful, our long-term growth could be jeopardized.

We may not be successful in expanding our activities in international markets. Even if we are successful in penetrating international markets, we will confront additional technological challenges in keeping our international product offerings current and conforming them to commercial standards in various countries. In addition, there are risks in doing business in international markets, including:

 -   changes in laws and regulations;

 -   export controls on encryption technology and other export restrictions;

 -   tariffs and other trade barriers;

 -   difficulties in staffing and managing foreign operations;

 -   political and economic instability; and

 -   fluctuations in currency exchange rates.

Our success in expanding our international operations will be dependent, in part, on our ability to anticipate and manage effectively these and other risks. Our failure or inability to anticipate or manage these risks could have a material adverse effect on our business, financial condition, results of operations and prospects for growth.

If we cannot obtain additional financing when needed, we may be unable to respond to competitive pressures or unanticipated requirements.

We may need additional financing to support more rapid growth than currently anticipated or to respond to competitive pressures or unanticipated requirements. Additional financing, if needed, may not be available on satisfactory terms or at all. If additional funds are not available on acceptable terms, we may be unable to fund our growth, develop or enhance our products and services, respond to competitive pressures or take advantage of acquisition opportunities. Any additional equity financing may cause investors to experience dilution in their ownership interest, and the newly issued securities may have rights superior to those of the common stock. Any debt financing may result in limitations on our operations, including restrictions on our spending or payment of dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

If we are unable to retain or replace our key personnel, our business, financial condition, results of operations and prospects for growth could suffer.

We believe that our ability to implement successfully our business strategy and to operate profitably depends on the continued employment of our executive management team. We do not carry key-person insurance on any member of our executive management team. If one or more members of our management team become unable or unwilling to continue in their current positions and if additional key personnel cannot be hired as needed, our business, financial condition, results of operations and prospects for growth could be materially adversely affected.

Any acquisition we make could disrupt our business and consequently harm our financial condition.

In order to remain competitive, we may find it necessary to acquire additional businesses, products or technologies. We currently have no agreements or understandings with respect to any acquisitions. If we identify an appropriate acquisition candidate, we may not be able to negotiate the terms of the acquisition successfully, finance the acquisition or integrate the acquired business, products or technologies into our existing business and operations. Further, completing a potential acquisition and integrating an acquired business will cause significant diversions of management time and resources. If we consummate one or more significant acquisitions in which the consideration consists of stock or other securities, your equity could be significantly diluted. If we were to proceed with one or more significant acquisitions in which the consideration included cash, we could be required to use a substantial portion of our available cash, including proceeds from this offering, to consummate an acquisition, or we could be required to incur debt financing which may result in restrictions on our business. Acquisition financing may not be available on favorable terms, or at all. In addition, we may be required to amortize significant amounts of goodwill and other intangible assets in connection with future acquisitions, which would seriously harm our operating results.

Item 7(a). Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

InterWorld's exposure to market risk for changes in interest rates relates primarily to its investment portfolio. InterWorld has a prescribed methodology where by it invests its excess cash in debt instruments of government securities and high quality corporate issuers (Standard and Poor's single "A" rating and higher). Holdings of any one issue, excluding the U.S. Government, do not exceed 25% of cash and cash equivalents and are generally limited to one year or less maturities.

Foreign Currency Exchange Risk

InterWorld has limited its international operations to relatively few countries with stable currencies. Less than 20% of its revenues are from non-U.S. clients. Additionally, a portion of its international sales is denominated and payable in U.S. dollars. InterWorld does not believe that there is any material market risk exposure with respect to derivative or other financial instruments which would require disclosure under this item.

                             INTERWORLD CORPORATION

Item 8. Consolidated Financial Statements and Supplementary Data

The financial statements listed below are filed as part of the Annual Report on Form 10-K.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                        Page
                                                                        ----

Report of Independent Accountants                                        28

Consolidated Balance Sheets as of December 31, 1999 and 1998             29

Consolidated Statements of Operations for the years ended December
 31, 1999, 1998 and 1997                                                 30

Consolidated Statements of Stockholders' Equity for the years ended
 December 31, 1999, 1998 and 1997                                        31

Consolidated Statements of Cash Flows for the years ended December
 31, 1999, 1998 and 1997                                                 32

Notes to Consolidated Financial Statements                               33

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of InterWorld Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of InterWorld Corporation and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

New York, New York
February 7, 2000

                             INTERWORLD CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (In Thousands, Except Share Amounts)

                                                            December 31,
                                                            ------------
                                                        1999             1998
                                                        ----             ----
ASSETS
Current assets:
  Cash and cash equivalents                          $  21,583        $     858
  Short-term Investments                                17,986               --
  Accounts receivable - net                              6,505            6,153
  Prepayments and other current assets                   1,580              497
                                                     ---------        ---------
    Total current assets                                47,654            7,508

Property and equipment, net                              7,161            6,070
Other assets                                               486              541
                                                     ---------        ---------
    Total assets                                     $  55,301        $  14,119
                                                     =========        =========

LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable and accrued expenses              $   8,637        $   5,791
  Capital lease obligations to related party-current       599            1,328
  Deferred revenue and customer deposits                 5,201            1,024
                                                     ---------        ---------
    Total current liabilities                           14,437            8,143

Notes payable to related Party                             --             3,229
Capital lease obligations to related party-long term       --               599
Deferred rent                                            1,586            1,030
                                                     ---------        ---------
    Total liabilities                                   16,023           13,001
                                                     ---------        ---------

Commitments:
Mandatorily redeemable series A convertible
  preferred stock
   ($0.01 par value; -0- shares authorized, issued
   and outstanding at December 31,1999, and 8,200,000
   shares authorized, 7,539,999 issued and outstanding
   at December 31, 1998)(Liquidating preference of -0-
   and $48,097 at December 31, 1999 and 1998,
   respectively)                                            --           47,334

Stockholders' equity (deficit):
Preferred stock
   ($.01 par value; 15,000,000 and -0- shares
   authorized at December 31, 1999 and 1998,
   respectively; -0- issued and outstanding at
   December 31, 1999 and 1998)                              --               --
Common stock
   ($0.01 par value; 100,000,000 shares authorized,
   27,234,238 and 13,869,786 issued and outstanding
   at December 31, 1999 and December 31, 1998,
   respectively)                                           272              139
Additional paid-in capital                             122,612            6,840
Accumulated deficit                                    (83,554)         (53,195)
Equity Adjustments                                         (52)              --
                                                     ---------        --------
    Total stockholders' equity (deficit)                39,278         (46,216)
                                                     ---------        --------
    Total liabilities, mandatorily redeemable
     convertible preferred stock and stockholders'
     equity (deficit)                                 $ 55,301        $  14,119
                                                     =========        =========

The accompanying notes are an integral part of these consolidated financial statements.

                             INTERWORLD CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)

                                                            Years ended December 31,
                                                            ------------------------
                                                          1999        1998        1997
                                                          ----        ----        ----
Revenues, net:
   Product licenses                                     $ 23,855    $  9,754    $  4,883
   Services                                               16,692       4,834       3,073
   Other                                                    --             2         100
                                                        --------    --------    --------
      Total revenues, net                                 40,547      14,590       8,056
                                                        --------    --------    --------

Cost of revenues:
   Product licenses                                        1,884         671         278
   Services                                               18,215       6,052       6,744
   Other                                                    --          --           107
                                                        --------    --------    --------
      Total cost of revenues                              20,099       6,723       7,129
                                                        --------    --------    --------
         Gross profit                                     20,448       7,867         927

Operating expenses:
   Research and development                               17,334       9,558       6,863
   Sales and marketing                                    23,086      11,969       8,487
   General and administrative                              6,806       6,356       6,405
   Noncash employee compensation                           3,633       1,615         752
                                                        --------    --------    --------
      Total operating expenses                            50,859      29,498      22,507
                                                        --------    --------    --------
         Loss from operations                            (30,411)    (21,631)    (21,580)

Other income (expense):
   Interest income                                         1,024         265         218
   Interest expense                                         (972)       (696)       (313)
                                                        --------    --------    --------
      Total operating expenses                                52        (431)        (95)
                                                        --------    --------    --------
         Loss from continuing operations                 (30,359)    (22,062)    (21,675)
                                                        --------    --------    --------
Discontinued operations:
Expenses from discontinued operations of UGO
   Networks, Inc.                                           --          --        (1,310)
Provision for operating losses to date of disposition       --          --          (627)
                                                        --------    --------    --------
Net loss                                                $(30,359)   $(22,062)   $(23,612)
                                                        ========    ========    ========

Basic loss per share and diluted loss per share         $  (1.59)   $  (1.60)   $  (1.75)
                                                        ========    ========    ========
Basic loss per share and diluted loss per share
     from continuing operations                         $  (1.59)   $  (1.60)   $  (1.61)
                                                        ========    ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                             INTERWORLD CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (In Thousands, Except Share Amounts)

                                                                                                                   Total
                                                                         Additional   Exchange                  Stockholders'
                                                      Common Stock         Paid-In      Gain       Accumulated     Equity
                                                    Shares     Amount      Capital     (Loss)        Deficit      (Deficit)
                                                    ------     ------      -------     ------        -------      ---------

                          >
Balance at December 31, 1996                       13,500,000    $ 135$       267          $ -    $  (7,521)    $  (7,119)
Issuance of Series A preferred stock warrants
   in connection with equipment lease                       -        -        161           -             -           161
Issuance of Series A preferred stock warrants
   in connection with security agreement                    -        -        104           -             -           104
Issuance of Series A preferred stock warrants
   for consulting services                                  -        -        371           -             -           371
Issuance of Series A preferred stock warrants
   in connection with sale of Series A
   preferred stock                                          -        -        587           -             -           587
Issuance of common stock upon exercise of
   stock options                                        5,650        -          7           -             -             7
Compensatory stock options issued to
   employees and consultants                                -        -        788           -             -           788
Expenses related to issuance of Series A
   preferred stock                                          -        -        (54)          -             -           (54)
Accretion of mandatorily redeemable
   convertible preferred stock to redemption
   value                                                    -        -        (28)          -             -           (28)
Net loss                                                    -        -          -           -       (23,612)      (23,612)
                                                   ----------    -----   --------        -----   ----------    ----------
Balance at December 31, 1997                       13,505,650    $ 135   $  2,203                 $ (31,133)    $ (28,795)
Issuance of common stock upon exercise of
   stock options                                      364,136        4        684           -             -           688
Compensatory stock options issued to
   employees and consultants                                -        -      1,662           -             -         1,662
Issuance of Series A preferred stock warrants
   in connection with sale of Series A
   preferred stock                                          -        -        252           -             -           252
Issuance of Series A preferred stock warrants
   in connection with loan agreement                        -        -      1,023           -             -         1,023
Expenses related to issuance of Series A
   preferred stock                                          -        -        (20)          -             -           (20)
Accretion of mandatorily redeemable
   convertible preferred stock to redemption
   value                                                    -        -       (167)          -             -          (167)
Distribution of net liabilities of UGO
   Networks, Inc.                                           -        -      1,203           -             -         1,203
Net loss                                                    -        -             -          -     (22,062)      (22,062)
                                                   ----------    -----   --------        -----   ----------    ----------
Balance at December 31, 1998                       13,869,786    $ 139   $  6,840           -     $ (53,195)    $ (46,216)
Issuance of common stock upon exercise of
   stock options                                      659,188        6      1,825           -             -         1,831
Issuance of common stock upon exercise of
   warrants                                            65,265        1         (1)          -             -             -
Issuance of common stock upon initial public
   offering, net of expenses                        3,450,000       34     47,036           -             -        47,070
Issuance of common stock upon conversion
   of Series A and B preferred stock with
   initial public offering                          9,189,999       92     64,505           -             -        64,597
Compensatory stock options issued to
   employees and consultants                                -        -      4,127           -             -         4,127
Accretion of mandatorily redeemable
   convertible preferred stock to redemption
   value                                                    -        -     (1,720)          -             -        (1,720)
Foreign Exchange Gain/(Loss)                                -        -          -         (52)            -           (52)
Net loss                                                    -        -          -          -        (30,359)      (30,359)
                                                   ----------    -----   --------        -----   ----------    ----------
Balance at December 31, 1999                       27,234,238    $ 272   $122,612        $(52)    $ (83,554)    $  39,278
                                                   ==========    =====   ========        =====    =========     =========

The accompanying notes are an integral part of these consolidated financial statements.

                             INTERWORLD CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In Thousands)

                                                            Year ended December 31,
                                                            -----------------------
                                                          1999       1998        1997
                                                          ----       ----        ----
Cash flow from operating activities:
Net loss                                               $(30,359)   $(22,062)   $(23,612)
Adjustments to reconcile net loss to net cash
   used in operating activities:
     Provision for operating losses-discontinued
       operations                                           --          --          627
     Depreciation and amortization                        3,226       2,505       1,393
     Loss on disposal of capital expenditures                13         --          --
     Noncash consulting expense                             530          47         407
     Noncash employee compensation                        3,633       1,615         752
     Noncash interest expense                               841         338         157
     Changes in discontinued operations                     --         (175)       (561)
Changes in assets and liabilities:
     Accounts receivable                                   (352)     (1,866)     (3,394)
     Prepaid expenses and other current assets           (1,052)       (419)        249
     Accounts payable and accrued expenses                2,810       2,300       1,790
     Deferred revenue and customer deposits               4,177         534        (406)
     Other assets and liabilities                            55          70        (182)
     Deferred rent                                          556         558         527
                                                       --------    --------    --------
Net cash used in operating activities                   (15,922)    (16,555)    (22,253)
                                                       --------    --------    --------
Cash flows from investing activities:

   Short-term investments                               (17,986)        --          --
   Capital expenditures                                  (4,361)     (1,927)     (3,530)
   Capital expenditures of UGO Networks, Inc.               --          --         (117)
                                                       --------    --------    --------
     Net cash used in investing activities              (22,347)     (1,927)     (3,647)
                                                       --------    --------    --------

Cash flows from financing activities:
   Proceeds from issuance of notes by UGO
     Networks, Inc.                                         --          --        1,150
   Principal payments on capital lease obligations       (1,398)     (1,284)       (724)
   Proceeds from sale and leaseback of equipment
     to related party                                       --          --          819
   Net proceeds from issuance of Series A preferred
     stock                                                  --       10,080      24,393
   Net proceeds from issuance of Series B preferred
     stock                                               15,543         --          --

   Proceeds from exercise of common
     stock options                                        1,831         688           7
   Net proceeds from initial public offering             47,070         --          --
   Deposits on preferred stock
     subscriptions                                          --         (225)        225
   Proceeds from notes payable to related party           2,000       4,000         --
   Notes payable to stockholders                         (6,000)        --          --
                                                       --------    --------    --------
     Net cash provided by financing activities           59,046      13,259      25,870
                                                       --------    --------    --------
Effect of exchange rate changes in cash and cash
   equivalents                                              (52)        --          --
                                                       --------    --------    --------

Net increase (decrease) in cash and cash equivalents     20,725      (5,223)        (30)
Cash and cash equivalents, beginning of period              858       6,081       6,111
                                                       --------    --------    --------
Cash and cash equivalents, end of period               $ 21,583    $    858    $  6,081
                                                       ========    ========    ========
Cash paid for:
Interest                                               $    130    $    357    $    154
                                                       ========    ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                             INTERWORLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In Thousands, Except Share and Per Share Amounts)

1. Organization and Business

ORGANIZATION

InterWorld Corporation ("InterWorld") was incorporated in March 1995 under the laws of the State of Delaware. The consolidated financial statements of InterWorld include the accounts of InterWorld and its wholly owned subsidiaries, InterWorld Technology Ventures Pty, Ltd., an Australian corporation incorporated in November 1996, InterWorld U.K. Ltd., a United Kingdom corporation incorporated in May 1998 and InterWorld Corporation Japan K.K., a Japanese corporation incorporated in July 1998. In April 1997, InterWorld formed UGO Networks, Inc., ("UGO") formerly ActionWorld, Inc., under the laws of the State of Delaware. Until March 30, 1998, InterWorld was the majority owner of UGO and UGO is included in the consolidated financial statements of InterWorld at December 31, 1997. On March 30, 1998, InterWorld completed a spin-off distribution of UGO (Note 12).

BUSINESS

InterWorld provides Internet commerce software solutions that enable businesses to sell goods and services over the Internet to other businesses and consumers. InterWorld's products, which are called enterprise commerce software, enable companies to build their online businesses and integrate them with their existing business practices and enterprise systems. Commerce Exchange is InterWorld's family of enterprise commerce software, consisting of its Commerce Exchange platform, applications, tools and business adapters. Commerce Exchange enables manufacturing, distribution and retail companies to manage their business-to-business, or B2B, and business-to-consumer, or B2C, selling and support processes, including sales, order management, fulfillment and customer service. InterWorld derives its revenues from the following products and services: (i) licensing fees from its Internet commerce software, and (ii) professional services including custom software development, installation, integration, customer support and education.

2. Summary of Significant Accounting Policies

BASIS OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of InterWorld and its wholly owned and majority owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Assets and liabilities of InterWorld's foreign subsidiaries are translated to U.S. dollars based on exchange rates at the end of the respective reporting period. Income and expense items are translated at average exchange rates during the period. Transaction gains and losses are included in the determination of operating expenses. Cumulative translation adjustments were insignificant at December 31, 1998.

RISKS AND UNCERTAINTIES

InterWorld operates in the software industry which is highly competitive and rapidly changing. InterWorld has a history of significant losses from operations and is subject to all of the risks inherent in a technology business, including but not limited to, potential for significant technological changes in the industry or customer requirements, potential for emergence of competitive products with new capabilities and potential need for additional financing to support more rapid growth then currently anticipated, as well as other risks and uncertainties. In the event InterWorld does not successfully implement its business plan, certain assets may not be recoverable.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates and assumptions relate to the allowances for receivables, deferred tax assets and the collectibility of the UGO sub-lease obligation. Actual results could differ from those estimates.

CASH EQUIVALENTS

Cash equivalents, which are stated at cost, consist of short-term, highly liquid investments, with original maturities of three months or less when purchased. Interest is accrued as earned.

SHORT-TERM INVESTMENTS

Short-term investments consist of one highly liquid investment, with an original maturity of more than three months, but less than one year when purchased. Interest is accrued as earned.

                             INTERWORLD CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


ACCOUNTS RECEIVABLE - NET

Accounts receivable are stated net of allowance for doubtful accounts of $1,256 and $1,217 at December 31, 1999 and 1998, respectively.

EQUIPMENT

Equipment is stated at cost. Depreciation is provided on a straight-line basis over the estimated useful lives of the respective assets as follows:

   Computer equipment and software       3 years
   Leasehold improvements                Shorter of lease term or estimated
                                         useful life
   Furniture and fixtures                5 years
   Office equipment                      3 years

EQUITY ADJUSTMENT

Equity adjustment includes foreign currency translation adjustments, a component of other comprehensive loss amounting to $52 for the year ended December 31, 1999.

REVENUE RECOGNITION

InterWorld has adopted AICPA Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), as amended in 1998 by SOP 98-4 and further amended by SOP 98-9 which is effective for transactions entered into after fiscal years beginning after March 15, 1999. The SOP provides guidance on when revenue should be recognized and in what amounts as well as what portion of InterWorld's licensing transactions should be deferred. The adoption of these SOPs did not have a material impact on InterWorld's results.

PRODUCT LICENSES

Revenue from the licensing of InterWorld's software products is recognized upon shipment to the customer, pursuant to an executed software licensing agreement when no significant vendor obligations exist and collection is probable. If acceptance by the customer is required, revenue is recognized upon customer acceptance. Amounts received from customers in advance of product shipment or customer acceptance are classified as deposits from customers. InterWorld enters into reseller arrangements for its products that typically provide for license fees payable to InterWorld based on a percentage of the InterWorld's list price. License revenues from InterWorld's reseller arrangements are recognized upon shipment by the reseller when collection is probable.

SERVICES REVENUE

Revenue from professional services, such as custom development, installation and integration support, is recognized as the services are rendered. Contracts for professional services requiring significant production, modification or customization to InterWorld's software products are recognized on a percentage of completion basis.

Revenue from maintenance and post-contract customer support services, such as telephone support and product enhancements is recognized ratably over the period of the agreement under which the services are provided, typically one year.

Deferred revenue consists principally of billings in advance for services and support not yet provided.

ADVERTISING COSTS

Advertising costs included in sales and marketing expenses are expensed as incurred and approximated $1,786, $470 and $455 for the years ended December 31, 1999, 1998, and 1997, respectively.

RESEARCH AND DEVELOPMENT

InterWorld charges all costs incurred to establish the technological feasibility of a product or product enhancement to research and development expense as incurred.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of accounts receivable, accounts payable, accrued expenses and notes payable approximates their fair values due to the relatively short maturity of these instruments.

                             INTERWORLD CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


INCOME TAXES

Income taxes are accounted for under the asset and liability method. Deferred income taxes are recorded for temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities reflect the tax rates expected to be in effect for the years in which the differences are expected to reverse. A valuation allowance is provided if it is more likely than not that some or all of the deferred tax asset will not be realized.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. At December 31, 1999, InterWorld did not own any derivative instruments and had not engaged in any hedging activities during the year ended December 31, 1999. InterWorld does not expect to purchase derivative instruments or enter into hedging activities in the foreseeable future.

3. Property and Equipment

Property and equipment is comprised of the following at December 31, 1999 and 1998:

                                                  December 31,
                                                  -----------
                                             1999             1998
                                              ----             ----

   Computer equipment and software          $  8,646          $  5,967
   Office equipment                            1,518             1,447
   Leasehold improvements                      3,032             1,974
   Furniture and fixtures                      1,361               867
                                            --------          --------
                                              14,557            10,255
   Less: Accumulated depreciation
      and amortization                        (7,396)           (4,185)
                                            --------          --------
   Property and equipment, net              $  7,161          $  6,070
                                            ========          ========

At both December 31, 1999 and 1998, computer equipment, office equipment, and furniture and fixtures include approximately $2,024, $1,149 and $827, respectively, of fixed assets acquired under capital leases. Accumulated depreciation related to these assets approximated $3,380 and $2,108 for the years ended December 31, 1999 and 1998, respectively.

4. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses are comprised of the following at December 31, 1999 and 1998:

                                                    December 31,
                                                    ------------
                                               1999             1998
                                               ----             ----
   Trade accounts payable                   $  3,799          $  3,047
   Accrued commissions                         1,527               264
   Accrued incentive compensation                981               615
   Accrued Professional Fees                     677               674
   Other accrued expenses                      1,653             1,191
                                            --------          --------
                                            $  8,637          $  5,791
                                            ========          ========

5. Loss Per Common Share

Effective December 31, 1997, InterWorld adopted SFAS No. 128, "Earnings per Share" ("SFAS 128") which requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS") by all entities that have publicly traded common stock or potential common stock (options, warrants, convertible securities or contingent stock arrangements). Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings.

                             INTERWORLD CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The computations of basic loss per share and diluted loss per share for the years ended December 31, 1999, 1998 and 1997, are as follows:

                                                Year Ended December 31,
                                                -----------------------
                                            1999          1998          1997
                                            ----          ----          ----
Net loss                                $  (30,359)   $  (22,062)   $  (23,612)
                                        ----------    ----------    ----------
Loss from continuing operations            (30,359)      (22,062)      (21,675)
                                        ----------    ----------     ---------
Weighted average shares outstanding
 used for basic loss and diluted loss
 per share                              19,045,278    13,771,371    13,500,709

Basic loss and diluted loss per share   $    (1.59)   $    (1.60)   $    (1.75)
                                        ==========    ==========    ==========
Basic loss and diluted loss per share
from continuing operations              $    (1.59)   $    (1.60)   $    (1.61)
                                        ==========    ==========    ==========


At December 31, 1999, outstanding options to purchase 5,846,120 shares of common stock, with exercise prices ranging from $1.25 to $51.125 per share, have been excluded from the computation of diluted loss per share as they are antidilutive. Outstanding warrants to purchase 459,070 shares of common stock with exercise prices ranging from $2.00 to $9.775 per share were also antidilutive and excluded from the computation of diluted loss per share at December 31, 1999.

6. Common Stock, Preferred Stock and Convertible Preferred Stock

At December 31, 1998, InterWorld had authorized the issuance of 8,200,000 shares of Mandatorily Redeemable Convertible Preferred Stock (designated Series A Preferred) and 2,500,000 shares (designated Series B Preferred), of preferred stock, $0.01 par value. The holders of Series A and B Preferred were entitled to
(i) share in dividends on a pro rata basis with common stockholders on an as-converted basis; (ii) a liquidation preference equal to the sum of the price paid per share and all declared and unpaid dividends (the "Preference Amount");
(iii) demand redemption of the Preference Amount in the event of a merger where the shareholders of InterWorld do not control the surviving entity or a sale of all or substantially all of InterWorld's assets; (iv) mandatory redemption of the Preference Amount in cash at any date on or after March 2003 by a majority vote of the Series A and B Preferred holders; (v) vote on all matters on an as converted basis; and (vi) convert to common stock at the Preference Amount multiplied by the shares to be converted divided by the conversion price (the "Conversion Price") per share. The initial Conversion Price is equal to the issuance price per share of Series A and B Preferred, and is subject to adjustment in the event shares of common stock are issued without consideration or for consideration per share less than the conversion price.

In June 1999, InterWorld has authorized the issuance of 15,000,000 shares of preferred stock ("Preferred"). $0.01 par value.

In May 1999, the Board of Directors of InterWorld authorized management to pursue an underwritten sale of shares of InterWorld's common stock in an initial public offering pursuant to the Securities Act of 1933. Subsequently on August 11, 1999, InterWorld underwent an initial public offering ("IPO") in which InterWorld sold 3,000,000 shares of common stock at a price of $15 per share. The net proceeds from the sale of shares in the IPO were approximately $40.8 million, after deducting underwriting discounts and commissions and estimated expenses of $1.0 million payable by InterWorld. On September 1, 1999, InterWorld received additional net proceeds of approximately $6.3 million when the underwriter exercised an option granted to it in connection with the IPO to purchase 450,000 additional shares from InterWorld to cover over-allotments.

Upon the closing of the IPO, 7,539,999 shares of Series A Preferred and 1,650,000 shares of Series B Preferred converted into an aggregate of 9,189,999 shares of common Stock. In addition, outstanding warrants to purchase 534,070 shares of Series A Preferred converted to equivalent outstanding warrants to purchase 534,070 shares of common Stock. These warrants were excluded from the calculation of basic loss and diluted loss per share, as they were antidilutive.

In addition, upon closing of the IPO in August 1999, 8,200,000 authorized shares of Series A and 2,500,000 authorized shares of Series B were cancelled.

                             INTERWORLD CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


In December 1999, in connection with the cashless exercise of 75,000 warrants, InterWorld issued and aggregate of 65,265 shares of InterWorld's common stock.

Also upon completion of the IPO, previously unvested options to purchase 178,570 shares of common stock automatically vested. InterWorld recognized approximately $229 of noncash compensation expense upon the vesting of these options in 1999.

InterWorld had sold and issued in seven private placements an aggregate of 9,189,999 shares of Series A and B Preferred. Effective August 11, 1999, these shares of Series A and B Preferred were subject to automatic conversion upon consummation of an initial public offering of InterWorld's common stock providing aggregate proceeds, net of underwriting discounts and commissions, of greater than $10,000. A summary of the issuances are as follows:

                                        Issuance                    Carrying Value
                                          Price        Gross         December 31,     Redemption
       Date       Series      Shares    per Share    Proceeds      1998        1997      Value
       ----       ------      ------    ---------    --------      ----        ----      -----

March 1996           A      1,287,500    $ 2.00       $ 2,575      $2,494     $2,475   $ 2,575
July 1996            A      1,056,631      4.732        5,000       5,000      5,000     5,000
December 1996 -
  June 1997          A      1,120,000      6.25         7,000       7,000      7,000     7,000
August 1997          A      1,122,931      7.50         8,422       8,422      8,422     8,422
September 1997       A      1,764,705      8.50        15,000      14,532     14,422    15,000
March 1998           A      1,188,232      8.50        10,100       9,886          -    10,100
February 1999        B      1,650,000     10.00        16,500           -          -    16,500
                            ---------                 -------     -------    -------   -------
   Total                    9,189,999                 $64,597     $47,334    $37,319   $64,597
                            =========                 =======     =======    =======   =======

In connection with the seven private placements InterWorld issued warrants to purchase 328,578 shares of common stock to investors with exercise prices ranging from $2.00 to $9.775 per share. In addition, InterWorld incurred cash expenses of $957, $20 and $54 during 1999, 1998 and 1997, respectively, related to these rounds.

The excess of the redemption value over the carrying value of Series A and Series B Preferred was being recorded by periodic charges to stockholders' equity through August 1999 at which time the Series A and Series B Preferred were converted into common stock.

7. Transactions with Related Parties

In May 1996, InterWorld made loans in the aggregate amount of $193, bearing interest at a rate of 6% per annum, to its three co-founders. The principal and interest on the loans to one of the founders, in the aggregate amount of $89, is being forgiven in equal installments starting in 1999, except that if he voluntarily terminates his employment or service as a director prior to May 2001, his loan including interest will become due and payable in May 2001. In May 1998 the second founder repaid $23 of the principal amount of his loan, reducing the principal amount thereof to $75. The balance of such loan was forgiven and expensed in June 1998. In May 1999, the loan to the third founder, with the principal and interest in the aggregate amount of $27, was forgiven and expensed. Interest income from such loans amounted to $2, $9 and $12 in 1999, 1998 and 1997, respectively. At December 31, 1999 and 1998, other assets included $60 and $114, respectively, in amounts due from co-founders. (Notes 9, 12 and 13 for other related party transactions).

8. Stock Option, Defined Contribution and Profit Sharing Plans

STOCK OPTION PLANS

In March 1996, InterWorld implemented its 1996 Stock Option Plan (the "1996 Plan") whereby incentive and nonqualified options to purchase shares of InterWorld's stock may be granted to directors and employees of InterWorld and its subsidiaries. In June 1998, the Board of Directors approved amendments to the 1996 Plan whereby the aggregate number of shares of common stock for which options may be granted under the 1996 Plan was increased to 6,600,000. The exercise and vesting periods and the exercise price for options granted under the 1996 Plan are determined by the Board of Directors or a Committee of the Board of Directors. The 1996 Plan stipulates that no option may be exercisable after seven years from the date of grant. The fair market value of InterWorld's common stock is determined by the Board of Directors. Options granted under the Plan generally vest over a period of five years, 20% on the first anniversary of the date of grant and 5% each quarter thereafter.

In January 2000, the shareholders of InterWorld approved the InterWorld Corporation 2000 Equity Incentive Plan (the "2000 Plan"), which was approved by the InterWorld's Board of Directors in November 1999. The aggregate number of shares of common stock for which options may be granted under the 2000 Plan is 3,000,000 plus any available shares not

                             INTERWORLD CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


covered by an option granted under the 1996 Plan. The exercise and vesting periods and the exercise price for options granted under the 2000 Plan are determined by the Board of Directors or a Committee of the Board of Directors. The fair market value of InterWorld's common stock is determined by the Board of Directors. Options granted under the Plan generally vest over a period of four years, 25% on the first anniversary of the date of grant and 6.25% each quarter thereafter.

The following tables summarize activity regarding stock options for the years ended December 31, 1999, 1998 and 1997:

                                                1999                    1998                    1997
                                                ----                    ----                    ----
                                              Weighted                 Weighted                Weighted
                                   Shares      Average      Shares      Average     Shares      Average
                                    Under     Exercise       Under     Exercise      Under     Exercise
                                   Option       Price       Option       Price      Option       Price
                                   ------       -----       ------       -----      ------       -----
Options outstanding,
  beginning of year              3,428,155      $2.86    2,904,737      $1.71    1,269,750      $1.25

Options granted                      7,834       4.25      875,068       4.25    1,821,749       2.00
Options granted                          -          -      291,050       8.50            -          -
Options granted                  1,604,567      10.00            -          -            -          -
Options granted                    866,550      15.00            -          -            -          -
Options granted                     94,600      30.00            -          -            -          -
Options granted                  1,577,150     51.125            -          -            -          -

Options exercised                (659,188)       2.78     (364,136)       1.89      (5,650)      1.25

Options forfeited              (1,073,548)       6.95     (278,564)       2.39    (181,112)      1.38
                                ---------      ------      -------       -----     -------      -----

Options outstanding,
 end of year                    5,846,120     $19.34     3,428,155      $2.86    2,904,737      $1.71
                                =========     ======     =========      =====    =========      =====

Exercisable, end of year        1,705,286      $3.68     1,008,656      $2.10      754,903      $1.63
                                =========      =====     =========      =====      =======      =====


                               Options Outstanding at December 31, 1999
                               ----------------------------------------
                                                   Weighted Average
                                    Options            remaining
                                  Outstanding      contractual life
                                  -----------      ----------------
     At  $ 1.250                    464,138               4.0
     At  $ 2.000                  1,098,179               4.6
     At  $ 4.250                    431,674               5.2
     At  $ 8.500                    176,475               5.5
     At  $ 10.00                  1,257,054               6.1
     At  $ 15.00                    766,350               6.6
     At  $ 30.00                     75,100               6.8
     At  $ 51.125                 1,577,150               6.9
                                  ---------
     Total                        5,846,120


InterWorld applies Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," and related interpretations in accounting for its 1996 and 2000 Plans and other stock-based compensation issued to employees. During the years ended December 31, 1999, 1998, and 1997, InterWorld has recognized compensation expense for options granted to employees of $3,597, $ 1,615 and $752, respectively. InterWorld estimates that it will recognize compensation expense in an aggregate amount of $ 8,594 in future years as options vest for all existing grants.

On August 11, 1999, the Compensation Committee of the Board of Directors of InterWorld agreed to automatically vest previously unvested options to purchase an aggregate of 334,818 shares of common stock. InterWorld recognized approximately $429 of noncash compensation expense upon the vesting of these options during 1999.

During 1999, 1998, and 1997 InterWorld issued options to purchase 80,000, 8,706, and 15,000 shares of common stock, respectively to third party consultants in exchange for services. InterWorld has recognized non-cash expense of $530 in 1999, $47 in 1998, and $36 in 1997 based on the fair value of such options at the date of grant.

Had compensation cost for option grants to employees been determined based upon the fair value at the date of grant for awards

                             INTERWORLD CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


under the 1996 and 2000 Plans consistent with the methodology prescribed under SFAS No. 123, "Accounting for Stock Based Compensation," ("SFAS 123"), InterWorld's net loss and loss per share for the years ended December 31, 1999, 1998, and 1997 would have increased by approximately $5,303 or $0.28per share, $1,568 or $0.11 per share and $677, or $0.05 per share, respectively.

The fair values of options granted to employees during the years ended December 31, 1999, 1998 and 1997 have been determined on the date of the respective grant using the Black-Scholes option-pricing model based on the following weighted average assumptions:

                                      1999         1998           1997
                                      ----         ----           ----
Dividend yield                        None         None           None
Weighted average risk-free
 interest rate on date of grant       5.34%        5.11%          5.90%
Forfeitures                           None         None           None
Expected life                      5 years      5 years        5 Years
Volatility                            110%          85%            75%


DEFINED CONTRIBUTION PLAN

InterWorld has a defined contribution savings plan (the "Plan"), which qualifies under Section 401(k) of the Internal Revenue Code. Participants may contribute up to 15% of their gross wages not to exceed, in any given year, a limitation set by Internal Revenue Service regulations. The Plan provides for discretionary contributions to be made by InterWorld as determined by the it's Board of Directors. InterWorld has not made any contributions to the Plan.

EMPLOYEE STOCK PURCHASE PLAN

InterWorld adopted an employee stock purchase plan in 1999. Under the plan, eligible employees are provided an opportunity to purchase shares of InterWorld's common stock through regular payroll deductions. The total number of shares of common stock that are authorized for issuance under the plan is 1,000,000. Employees are given an opportunity to purchase shares of common stock during consecutive six-month periods, and the right to purchase shares will expire on the last day of the six-month period. The purchase price for shares offered under the plan for the first plan period ending February 29, 2000 will be equal to a percentage designated by the compensation committee of the Board of Directors (not less than 85%) of the closing price of InterWorld's common stock on February 29, 2000 as reported on The Nasdaq Stock Market's National Market. For each subsequent six-month period the purchase price for shares offered under the plan will be equal to a percentage designated by the compensation committee of the Board of Directors (not less than 85%) of the lower of the fair market value of InterWorld's common stock at the commencement or termination of the six-month period. The plan will expire on the tenth anniversary of the effective date of the plan. During the year ended December 31, 1999, InterWorld has recognized noncash compensation expense for accrued discounts associated with the Plan of $36.

9. Secured loan agreement

Effective October 1998, InterWorld's secured loan agreement with a holder of common stock was amended under which maximum borrowings by InterWorld were increased to $11,000. The loan accrued interest, which was payable monthly, at a rate of 10% per annum and was secured by the accounts receivable of InterWorld. Under the agreement InterWorld was able to borrow amounts for a period of twelve months subsequent to its initial borrowing under the loan agreement or until completion of an initial public offering by InterWorld, whichever was sooner. The loan principal was due and payable the later of 15 months from the initial borrowing or 21 months from the date of the agreement.

In January 1999, InterWorld utilized a portion of the net proceeds from the issuance of Series B Preferred to repay the $4,000 under its secured loan agreement. At December 31, 1999, InterWorld had repaid all outstanding borrowings, and the agreement was terminated. Interest expense recognized on the loan in 1999 amounted to $16.

10. Concentrations of Risk And Customer Information

Financial instruments which potentially subject InterWorld to concentrations of credit risk are primarily cash, accounts receivable, accounts payable, and notes payable. InterWorld generally does not require collateral and the majority of its trade receivables are unsecured. InterWorld sells its products to a wide range of commercial enterprises and governmental authorities. InterWorld had no significant foreign income in any of the periods presented.

In 1999, no customer accounted for 10% of net revenues. At December 31, 1999, two customers accounted for approximately 18% and 12%, respectively, of net accounts receivable. In 1998, one customer accounted for 14% of net revenues. In 1997, two customers accounted for 11% and 10% of net revenues.

                             INTERWORLD CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


11. Income Taxes

InterWorld has incurred losses since inception which have generated net operating loss carryforwards of approximately $47,950 and $39,210 at December 31, 1999 and 1998, respectively, for federal and state income tax purposes. These carryforwards are available to offset future taxable income and expire in 2011 through 2019. At December 31, 1999 and 1998, InterWorld also had research and development tax credit carryforwards in the amount of $1,100 and 1,437, respectively, which expire in 2002 through 2019.

Section 382 of the Internal Revenue Code of 1986, as amended (the "IRC"), places a limitation on the utilization of federal net operating loss carryforwards upon the occurrence of an ownership change. In general, a change in ownership occurs when a greater than 50 percent change in ownership takes place over a three-year testing period. The annual utilization of net operating loss carryforwards generated prior to such change is limited, in any one year, to a percentage of the entity's fair value at the time of the change in ownership. As a result of certain equity transactions consummated by InterWorld, a change in ownership, as defined by Section 382 of the IRC has occurred, but as of December 31, 1999, it is not expected that this will result in a material limitation to the amount of net operating losses available to InterWorld in future periods.

The net operating loss carryforwards and temporary differences between carrying amounts of assets and liabilities for financial reporting and income tax purposes result in a net deferred tax benefit of $31,290 and $21,842 at December 31, 1999 and 1998, respectively. InterWorld's operating plans anticipate taxable income in future periods; however, such plans make significant assumptions which cannot be reasonably assured, including market acceptance of InterWorld's products and services by customers. Therefore, in consideration of InterWorld's accumulated losses and the uncertainty of its ability to utilize this deferred tax benefit in the future, InterWorld has recorded valuation allowances of $31,290 and $21,842 at December 31, 1999 and 1998, respectively, to fully offset the deferred tax benefit amount.

Significant components of the noncurrent deferred tax asset at December 31, 1998 and 1999 are as follows:

                                                      December 31,
                                                      ------------
                                                   1999          1998
                                                   ----          ----
Deferred tax assets:
    Net operating loss                         $   21,097    $   17,250
    Foreign operating loss carryforward             3,704         1,781
    Accruals, reserves and other                    2,122         1,061
    Research and development expenditures           2,756             -
    Research and development credits                1,100         1,437
    Depreciation                                      394           101
    Nonqualified stock options and warrants           166           212
                                               ----------    ----------
        Total deferred tax assets                  31,339        21,842
                                               ----------    ----------
    Deferred tax liabilities:
    Amortization                                       49             -
                                               ----------    ----------
        Total deferred tax liabilities                 49             -
                                               ----------    ----------
Net deferred tax asset                             31,290        21,842
Less: valuation allowance                         (31,290)      (21,842)
                                               ----------    ----------
Deferred tax asset, net                        $        -    $        -
                                               ==========    ==========


The provision (benefit) for income taxes differs from the amount of income tax determined by applying the applicable U.S. income tax rate to income (loss) before taxes as follows:

                                                   Year Ended
                                                   ----------
                                         1999         1998         1997
                                         ----         ----         ----
Federal income tax statutory rate           (35)%        (35)%        (35)%
State income taxes, net of federal
 tax benefit                                 (9)          (9)         (12)
Excess foreign tax benefit                    5            4            -
Incentive stock options                       5            3            1
Other nondeductible items                     3            3            -
Valuation allowance                          31           34           46
                                      ---------    ---------    ---------
Income tax rate as recorded                    -            -            -
                                      ==========   ==========   ==========

                             INTERWORLD CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


12. Discontinued operations

On March 30,1998, InterWorld completed a spin-off distribution of its subsidiary UGO, reducing its majority ownership to a minority interest of approximately 18%. Since March 30, 1998, InterWorld's minority interest in UGO has decreased to approximately 5.5% as a result of private equity financings by UGO. Common shares of UGO were distributed to InterWorld's common and preferred stockholders of record as of March 30, 1998, on the basis of 0.18 a common share of UGO for each common or preferred share (on an as converted basis) of InterWorld. UGO is an online retailer of game and entertainment software.

InterWorld has presented UGO as a discontinued operation in the Consolidated Statement of Operations for the year ended December 31, 1997. A provision of $627 for estimated operating losses through the disposal date was recorded at December 31, 1997. The cost of disposal was not significant.

A summary of the net liabilities distributed is as follows:

                                      December 31, 1997    March 30, 1998

Cash                                       $     596          $     96
Equipment, net                                    92               315
Other current assets                              20                53
Notes payable                                 (1,150)           (1,400)
Accounts payable and accrued expenses            (30)             (113)
                                           ---------          --------
                                           $    (472)          $(1,049)
                                           =========          ========

InterWorld carries its investment in UGO at cost and it has no continuing significant involvement in the operations of UGO.

During 1997, UGO had no revenues and incurred net losses of $1,310. The basic loss per share and diluted loss per share for the year ended December 31, 1997, attributable to discontinuance of the operations of UGO was approximately $0.14 per share.

13. Commitments

LEASES

InterWorld has entered into noncancelable operating leases primarily for office space, furniture and office equipment with initial or remaining terms of six months or more. Total rent expense amounted to $2,113, $1,283 and $ 1,349 for the years ended December 31, 1999, 1998 and 1997, respectively.

Commencing October 1999, InterWorld extended its lease and leased additional office space at its current headquarters location. InterWorld has subleased a portion of the space to UGO, a related party. The lease and sublease will expire in December 2015 and the sublease allows InterWorld to terminate all or a portion of the subleased space under specific circumstances.

Future minimum lease payments by year under gross and net operating leases, UGO's sublease obligation and capital leases with initial or remaining terms of one year or more consisted of the following at December 31, 1999:


                              Gross       UGO         Net
Year                        Operating   Sub-lease   Operating   Capital
----                        --------    ---------   ---------   -------
2000                          2,609         891       1,718       627
2001                          2,565       1,214       1,351         -
2002                          2,526       1,250       1,276         -
2003                          2,474       1,285       1,189         -
2004 and thereafter          47,493      19,264      28,229         -
                             ------      ------      ------     -----
 Total minimum lease
   payments                $ 57,667    $ 23,904    $ 33,763       627
                           --------    --------    --------
Less: Amounts representing interest                                11
                                                                -----
Present value of future minimum lease payments                    616
                                                                 ----
Less: Current maturities                                          616
                                                                 ----
Capital lease obligations-long term                              $  -
                                                                 ----


14. Subsequent Events (unaudited)

Effective January 2000, Jeremy Davis, InterWorld's Chief Executive Officer and President, entered into an employment agreement with InterWorld with an initial term of three years. This agreement establishes a base salary and bonus eligibility based on performance. InterWorld has also agreed to loan Mr. Davis $750 to assist in his relocation expenses. The loan will bear interest at the

                             INTERWORLD CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


prime rate and is due to be repaid upon the sale of his former principal residence. InterWorld granted Mr. Davis a non-qualified option grant to purchase 500,000 shares of common stock at an exercise price equal to $51.125. This stock option vests 20% on January 5, 2001 and 5% on the last day of each completed quarter thereafter. In addition, InterWorld has agreed to issue an aggregate of 50,000 shares of common stock to Mr. Davis of which 16,667 shares were issued on February 11, 2000, 16,667 and 16,666 to be issued on or about January 5, 2001 and 2002, respectively. InterWorld estimates that it will recognize approximately $992 in non-cash compensation during the three months ended March 31, 2000.

In January 2000, InterWorld granted to an executive officer options to purchase 150,000 shares of common stock at an exercise price of $15.00. InterWorld estimates that it will recognize $8,625 in additional compensation expense over the remaining vesting period of these options.

In January 2000, InterWorld vested previously unvested options to purchase 25,000 shares of common stock granted to a consultant. InterWorld will recognize approximately $304 in noncash compensation expense in January 2000.

In January 2000, the Board of Directors of InterWorld authorized management to pursue an underwritten sale of shares of InterWorld's common stock in a follow-on public offering (the "Offering") pursuant to the Securities Act of 1933, in which 1,250,000 shares will be offered by InterWorld and 2,500,000 shares will be offered by the selling stockholders.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There are no changes in and/or disagreements with accountants on accounting and financial disclosure.


PART III

Item 10. Directors and Executive Officers of the Registrant

The information with respect to InterWorld's directors and compliance with
Section 16(a) of the Securities and Exchange Act of 1934, as amended, required by Item 10 are incorporated by reference from the Proxy Statement. The information for InterWorld's executive officers required by this item appears under the caption "Executive Officers and Directors" at Item 1 of this report.

Item 11. Executive Compensation

The information required by this item is contained under the captions "Director Compensation," "Compensation of Executive Officers" and "Compensation Committee Interlocks and Insider Participation" in the 2000 Proxy Statement and is incorporated herein by this reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this item is contained in the 2000 Proxy Statement under the caption "Stock Ownership of Certain Beneficial Owners and Management" and is incorporated herein by this reference.

Item 13. Certain Relationships and Related Transactions

The information required by this item is contained under the caption "Certain Transactions" in the 2000 Proxy Statement and is incorporated herein by this reference.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  The following documents are filed as a part of this report.

1. Financial Statements. The Consolidated Financial Statements of InterWorld Corporation and Subsidiaries listed in the Index to Financial Statements in Item 8 hereof are filed as part of this Annual Report on Form 10-K.

2.   Financial Statement Schedule. Attached to this Annual Report on Form 10-K.
     Schedule II Valuation and Qualifying Accounts is filed as part of this Annual Report on Form 10-K immediately preceding the exhibit index.

     All other schedules are omitted, since the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements and notes thereto.

3. Exhibits. The exhibits listed on the accompanying Index to Exhibits immediately following the consolidated financial statement schedule are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

(b)  Reports on Form 8-K.

     No reports on Form 8-K were filed by InterWorld during the quarter ended December 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         InterWorld Corporation


                                         By:    /s/ Michael J. Donahue
                                            ----------------------------------
                                            Michael J. Donahue
                                            Chairman

Each person whose signature appears below hereby constitutes and appoints Michael J. Donahue and Jeremy M. Davis, his true and lawful attorneys-in-fact and agents, each acting alone, with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that the said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                           TITLE
          ---------                           -----

By:    /s/ Jeremy M. Davis
   ---------------------------
     Jeremy M. Davis              President and Chief Executive Officer
                                  (principal executive officer) and Director

By:    /s/ Peter Schwartz
   ---------------------------
     Peter Schwartz               Chief Financial Officer (principal financial
                                  and accounting officer)
By:    /s/ Michael J. Donahue
   ---------------------------
     Michael J. Donahue           Chairman

By:    /s/ Alan J. Andreini
   ---------------------------
     Alan J. Andreini             Vice Chairman

By:    /s/ Kenneth G. Langone
   ---------------------------
     Kenneth G. Langone           Director

By:    /s/ Joseph C. Robinson
   ---------------------------
     Joseph C. Robinson           Director

By:    /s/ Yves Sisteron
   ---------------------------
     Yves Sisteron                Director

By:    /s/ Jack Slevin
   ---------------------------
     Jack Slevin                  Director

By:    /s/ Russell West
   ---------------------------
     Russell West                 Director

                        REPORT OF INDEPENDENT ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and
Stockholders of InterWorld Corporation


Our audits of the financial statements referred to in our report dated February 7, 2000, included in the annual report on Form 10-K for the year ended December 31, 1999, also included an audit of the financial statement schedule listed in
Part II herein. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.


PricewaterhouseCoopers LLP

New York, New York
February 7, 2000

Schedule II - Valuation and Qualifying Accounts

                             INTERWORLD CORPORATION
                        VALUATION AND QUALIFYING ACCOUNTS

                                                Additions
                                                ---------
                                          Balance at  Charged to   Charged to              Balance at
                                          Beginning     Costs      and Other                 End of
                                          of Period    Expenses     Accounts    Deductions   Period
                                          ---------    --------     --------    ----------   ------
                                                                 (in thousands)
Allowance for Doubtful Accounts
   Year ended December 31, 1997               269          353          --          --         622
   Year ended December 31, 1998               622        1,438          --        (843)      1,217
   Year ended December 31, 1999             1,217          766          --        (727)      1,256

Valuation Reserve -- Deferred Tax Assets
   Year ended December 31, 1997             3,501       10,773          --          --      14,274
   Year ended December 31, 1998            14,274        7,568          --          --      21,842
   Year ended December 31, 1999            21,842        9,448          --          --      31,290


                                  EXHIBIT INDEX

   Exhibit
    Number                     Description
    ------   -------------------------------------------------
     3.1     Amended and Restated Certificate of Incorporation of the
               Registrant (2)
     3.2     Bylaws of the Registrant (1)
     4.1     Form of Common Stock Certificate of the Registrant (9)
     4.2 See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Certificate of
             Incorporation and Bylaws of the Registrant defining the rights of holders of Common
             Stock of the Registrant (included in Exhibit 3.1 and 3.2)
     4.3 Amended and Restated Registration Rights Agreement, among the Registrant and Certain
             Stockholders (9)
    10.1     Amended and Restated 1996 Stock Option Plan (4)
    10.2     Employee Stock Purchase Plan (5)
    10.3     Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (1)
    10.4     Lease dated as of January 12, 1997 between the Registrant as
               Tenant and New York City District Council of Carpenters
               Pension Fund, as Landlord (1)

    10.6     First Amendment to Lease, dated as of July 1, 1999, between
               Registrant, as Tenant, and New York City District Council of Carpenters Pension Fund, as Landlord (2)
    10.7     2000 Equity Incentive Plan (6)
    10.8     Warrant Agreement, between the Registrant and Comdisco, Inc. (9)
    16.1     Letter from KPMG LLP regarding change in accountants (2)
    21.1     List of Subsidiaries (7)
    23.1     Consent of PricewaterhouseCoopers LLP (8)
    24.1     Powers of Attorney (included on signature page)
    27.1     Financial Data Schedule for the year ended December 31, 1999 (8)

----------

(1) Previously filed on June 3, 1999 with InterWorld's Registration Statement on Form S-1 (No. 333- 79879), incorporated herein by reference.
(2) Previously filed on July 16, 1999 with InterWorld's Amendment No. 1 to Registration Statement on Form S-1 (No. 333-79879), incorporated herein by reference.
(3) Previously filed on August 9, 1999 with InterWorld's Amendment No. 4 to Registration Statement on Form S-1 (No. 333-79879), incorporated herein by reference.
(4) Previously filed on October 29, 1999 with InterWorld's Registration Statement on Form S-8 (No. 333-89969), incorporated herein by reference.
(5) Previously filed on October 29, 1999 with InterWorld's Registration Statement on Form S-8 (No. 333-89963), incorporated herein by reference.
(6) Previously filed on December 30, 1999 with InterWorld's Definitive Proxy Statement on Form DEFS14A, incorporated herein by reference.
(7) Previously filed on February 7, 2000 with InterWorld's Registration Statement on Form S-1 (No. 333-96245), incorporated herein by reference.
(8) Filed herewith.
(9) To be filed by amendment.