Form 10-Q
period 2000-03-31
INTERWORLD CORP
filed 2000-05-15
CIK 1060326

=============================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       or

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


                          395 Hudson Street, 6th Floor
                             New York, NY 10014-3669
                             -----------------------
               (Address of principal executive offices) (Zip code)

                                 (212) 301-2500
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]


As of April 30, 2000, there were 28,256,995 shares of the Registrant's Common Stock issued and outstanding.

 =============================================================================

                             INTERWORLD CORPORATION
                                TABLE OF CONTENTS

                                                                      Page
                                                                      ----
PART I - FINANCIAL INFORMATION

 Item 1. Financial Statements

   Consolidated Balance Sheets as of March 31, 2000 (unaudited) and
     December 31, 1999                                                  2

   Consolidated Statements of Operations for the three months ended
     March 31, 2000 (unaudited) and 1999 (unaudited)                    3

   Consolidated Statements of Cash Flows for the three months ended
     March 31, 2000 (unaudited) and 1999 (unaudited)                    4

   Notes to Consolidated Financial Statements                           5

 Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                      9

PART II - OTHER INFORMATION

 Item 1.  Legal Proceedings                                            13

 Item 4.  Submission of Matters to a Vote of Security Holders          13

 Item 6.  Exhibits and Reports on Form 8-K                             13


SIGNATURES                                                             14


EXHIBIT INDEX                                                          14

PART I
 Item 1.       FINANCIAL STATEMENTS

                             INTERWORLD CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (In Thousands, Except Share Amounts)

                                                      March 31,   December 31,
                                                        2000          1999
                                                        ----          ----
                                                    (Unaudited)
ASSETS

Current assets:
 Cash and cash equivalents                           $   8,857     $  21,583
 Short-term investments                                 23,792        17,986
 Accounts receivable, net                               10,646         6,505
 Prepayments and other current assets                    1,107         1,580
 Deferred offering costs                                   770             -
                                                     ---------     ---------
     Total current assets                               45,172        47,654
                                                     ---------     ---------

Property and equipment, net                              7,496         7,161
Other assets                                               475           486
                                                     ---------     ---------
       Total assets                                  $  53,143     $  55,301
                                                     =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
 Accounts payable and accrued expenses               $   9,211     $   8,637
 Capital lease obligations to related
   party - current                                         248           599
 Deferred revenue and customer deposits                  5,248         5,201
                                                     ---------     ---------
     Total current liabilities                          14,707        14,437
                                                     ---------     ---------
Deferred rent                                            1,954         1,586
                                                     ---------     ---------
       Total liabilities                                16,661        16,023
                                                     ---------     ---------

Stockholders' equity (deficit):
 Preferred stock
   ($0.01 par value; 15,000,000 shares authorized,
   -0- issued and outstanding at March 31, 2000
   and December 31, 1999)                                    -             -
 Common stock
   ($0.01 par value; 100,000,000 shares authorized,
   28,068,991 and 27,234,238 issued and outstanding
   at March 31, 2000 and December 31, 1999,
   respectively)                                           281           272
 Additional paid-in capital                            127,134       122,612
 Equity adjustments                                       (67)          (52)
 Accumulated deficit                                  (90,866)      (83,554)
                                                     ---------     ---------
       Total stockholders' equity (deficit)             36,482        39,278
                                                     ---------     ---------
       Total liabilities and stockholders' equity    $  53,143     $  55,301
                                                     =========     =========

The accompanying notes are an integral part of these consolidated financial statements.

                             INTERWORLD CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands, Except Share Amounts)
                                   (Unaudited)

                                                         Three Months Ended
                                                             March 31,
                                                             ---------
                                                        2000          1999
                                                        ----          ----

Revenues, net:
 Product licenses                                    $   8,978       $   4,386
 Services                                                6,244           2,615
 Other                                                       -               -
                                                     ---------       ---------
   Total revenues, net                                  15,222           7,001
                                                     ---------       ---------

Cost of revenues:
 Product licenses                                          978             208
 Services                                                4,347           2,756
 Other                                                       -               -
                                                     ---------       ---------
   Total cost of revenues                                5,325           2,964
                                                     ---------       ---------
     Gross profit                                        9,897           4,037
                                                     ---------       ---------

Operating expenses:
 Research and development                                5,328           3,637
 Sales and marketing                                     7,404           4,968
 General and administrative                              2,942           1,213
 Noncash employee compensation                           2,030           1,121
                                                     ---------       ---------
   Total operating expenses                             17,704          10,939
                                                     ---------       ---------
     Loss from operations                               (7,807)         (6,902)

Other income (expense):
 Interest income                                           521              92
 Interest expense                                          (26)           (296)
                                                     ---------       ---------
   Total other income (expense)                            495            (204)
                                                     ---------       ---------
     Loss before income taxes                           (7,312)         (7,106)

Income taxes                                                 -             (44)
                                                     ---------       ---------
     Net loss                                        $  (7,312)      $  (7,150)
                                                     =========       =========

Basic loss per share and diluted loss per share      $   (0.26)      $   (0.52)
                                                     =========       =========

The accompanying notes are an integral part of these consolidated financial statements.

                             INTERWORLD CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                        Three Months Ended
                                                             March 31,
                                                             ---------
                                                        2000         1999
                                                        ----         ----

Cash flows from operating activities:
 Net loss                                             $ (7,312)    $ (7,150)
 Adjustments to reconcile net loss to net cash
 used in operating activities:
   Depreciation and amortization                           787          707
   Loss on disposition of property and equipment             2            -
   Noncash consulting expense                              316          410
   Noncash employee compensation                         2,030        1,121
   Noncash interest expense                                 18          262
   Tax payments on noncash compensation                   (666)           -
   Changes in assets and liabilities:
     Accounts receivable, net                           (4,141)        (606)
     Prepayments and other current assets                  479         (397)
     Deferred offering costs                              (770)         (60)
     Other assets                                           11           27
     Accounts payable and accrued expenses                 561       (1,199)
     Deferred revenue and customer deposits                 47        2,028
     Deferred rent                                         368          101
                                                      --------     --------
       Net cash used in operating activities            (8,270)      (4,756)
                                                      --------     --------
Cash flows from investing activities:
   Short-term investments                               (5,806)           -
   Capital expenditures                                 (1,130)      (1,584)
                                                      --------     --------
       Net cash used in investing activities            (6,936)      (1,584)
                                                      --------     --------

Cash flows from financing activities:

   Principal payments on capital lease obligations        (369)        (321)
   Net Proceeds from issuance of Series B
    preferred stock                                          -       16,500
   Proceeds from exercise of common stock options        2,476          406
   Proceeds from employee stock purchase plan              388            -
   Payments of notes payable to related party                -       (4,000)
                                                      --------     --------
       Net cash provided by financing activities         2,495       12,585
                                                      --------     --------

Effect of exchange rate changes in cash and
 cash equivalents                                          (15)           -
                                                      --------     --------

Net (decrease) increase in cash and cash equivalents   (12,726)       6,245

Cash and cash equivalents, beginning of period          21,583          858
                                                      --------     --------

Cash and cash equivalents, end of period              $  8,857     $  7,103
                                                      ========     ========

Cash paid for interest                                $      8     $     34
                                                      ========     ========

The accompanying notes are an integral part of these consolidated financial statements.

                             INTERWORLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (In Thousands, Except Share and Per Share Amounts)
                                   (Unaudited)

NOTE 1. BASIS OF PRESENTATION

The accompanying financial statements have been prepared in conformity with the guidelines set forth by the Securities and Exchange Commission for quarterly reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of InterWorld and its wholly owned and majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

The financial statements and the related Notes are unaudited and should be reviewed in conjunction with InterWorld's Consolidated Financial Statements for the year ended December 31, 1999, as set forth in InterWorld's Annual Report on Form 10-K. In the opinion of management, the Consolidated Financial Statements and the related notes included herein present fairly, in all material respects, the financial position and results of operations of InterWorld and its wholly owned subsidiaries as of and for the three months ended March 31, 2000. In addition, the stated financial position and quarterly results of operations are not necessarily indicative of expected results for future periods.

NOTE 2. ACCOUNTING ESTIMATES

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

NOTE 3. NEW ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements". SAB 101 summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. In March 2000, the SEC issued SAB 101A, an amendment to SAB 101, which delays the implementation of SAB 101 to no later than June 30, 2000 for companies with fiscal years that begin between December 16, 1999 and March 15, 2000. InterWorld does not believe that SAB 101 will have a material impact on its financial statements.

NOTE 4. LOSS PER COMMON SHARE

The computations of basic loss per share and diluted loss per share for the three months ended March 31, 2000 and 1999 are as follows:

                                                         Three Months Ended
                                                              March 31,
                                                              ---------
                                                       2000              1999
                                                       ----              ----

Net loss                                            $   (7,312)  $   (7,150)
                                                    ----------   ----------
Weighted average shares outstanding used
   for basic loss and diluted loss per share        27,631,508   13,867,442

Basic loss and diluted loss per share*              $    (0.26)  $    (0.52)
                                                    ==========   ==========

* Common stock equivalents are not included since they would be antidilutive.

At March 31, 2000, outstanding options to purchase 5,445,368 shares of common stock, with exercise prices ranging from $1.25 to $72.50 per share, and at March 31, 1999, outstanding options to purchase 4,716,331 shares of common stock, with exercise prices ranging from $1.25 to $10.00, have been excluded from the computation of diluted loss per share as they are antidilutive. At March 31, 2000, outstanding warrants to purchase 253,690 shares of common stock, with an exercise price of $9.775 per share, and at March 31, 1999, warrants to purchase 534,070 shares of mandatorily redeemable series A convertible preferred stock (converted to common stock upon consummation of the initial public offering in August 1999) with exercise prices ranging from $2.00 to $9.775, all of which are antidilutive, have been excluded from the computation of diluted loss per share.

NOTE 5. STOCK PLANS

In January 2000, the Compensation Committee granted to an executive officer options to purchase 150,000 shares of common stock at an exercise price of $15.00. No options were issued to the executive officer. After determining that this below fair market grant was invalid under the 2000 Equity Incentive Plan, the Compensation Committee on April 5, 2000, granted an aggregate of 109,500 shares of restricted common stock, of which 40,750 shares were to be issued immediately. InterWorld will recognize approximately $1,833 in non-cash compensation during the quarter ended June 30, 2000, and approximately $2,485 in the subsequent performance period ending January 1, 2003. The executive officer may elect to have InterWorld reduce the number of shares issued to him for payment of applicable federal, state and local taxes.

In January 2000, InterWorld vested previously unvested options to purchase 25,000 shares of common stock granted to a consultant. InterWorld recognized approximately $316 in noncash compensation expense during the three months ended March 31, 2000.

In February 2000, InterWorld granted to employees and one consultant options to purchase an aggregate of 578,000 shares of common stock at exercise prices ranging from $51.50 to $72.50. InterWorld expects that it will recognize approximately $2,635 in noncash compensation over the vesting period of the consultant's options.

In March 2000, InterWorld granted to two executive officers options to purchase an aggregate of 150,000 shares of common stock at an exercise price of $64.50. InterWorld does not expect to recognize noncash compensation over the vesting period of these options.

During the quarter ended March 31, 2000, InterWorld issued 617,702 shares of common stock from exercises of outstanding options, 196,593 shares of common stock from warrant exercises, 7,158 shares of common stock under the Employee Stock Purchase Plan and 13,300 shares in restricted stock grants.

NOTE 6. COMPREHENSIVE INCOME

Statement of Financial Account Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") establishes new rules for reporting and displaying comprehensive income and its components and requires unrealized gains and losses on InterWorld's available-for-sale securities and foreign currency translation adjustments, to be included in comprehensive income. The adoption of SFAS 130 had no impact on InterWorld's reported net income or shareholder's equity. Comprehensive income includes foreign currency translation adjustments, which prior to adoption were reported in current assets and liabilities. The comprehensive income for the three months ended March 31, 2000 and 1999 was as follows:

                                                       Three Months Ended
                                                            March 31,
                                                            ---------
                                                      2000           1999
                                                      ----           ----

Net loss                                           $  (7,312)     $  (7,150)
                                                   ---------      ---------
Foreign currency translation adjustment                  (15)            (0)
                                                   ---------      ---------
Comprehensive loss                                 $  (7,327)     $  (7,150)
                                                   =========      =========

NOTE 7. EMPLOYMENT AGREEMENTS

Effective January 2000, Jeremy Davis, InterWorld's Chief Executive Officer and President, entered into an employment agreement with InterWorld with an initial term of three years. This agreement establishes a base salary and bonus eligibility based on performance. InterWorld has also agreed to loan Mr. Davis $750 to assist in his relocation expenses. The loan will bear interest at the prime rate and is due to be repaid upon the sale of his former principal residence. InterWorld granted Mr. Davis a non-qualified option grant to purchase 500,000 shares of common stock at an exercise price of $51.125. This stock option vests 20% on January 5, 2001 and 5% on the last day of each completed quarter thereafter. In addition, InterWorld has agreed to issue an aggregate of 50,000 shares of common stock to Mr. Davis of which 16,667 shares were issued on February 11, 2000 and 16,666 and 16,666 to be issued on or about January 5, 2001 and 2002, respectively. Mr. Davis may elect to have InterWorld reduce the number of shares issued to him for payment of applicable federal, state and local taxes, which he did for his initial issuance of 16,667 shares. As a result, 8,800 shares were issued to Mr. Davis, net of his tax obligations. InterWorld recognized approximately $992 in noncash compensation during the three months ended March 31, 2000 in connection with this issuance.

Effective February 2000, Russell Fleischer, InterWorld's Senior Vice President, Finance, entered into an employment agreement with InterWorld with an initial term of three years. This agreement establishes a base salary and bonus eligibility based on performance. InterWorld granted Mr. Fleischer a non-qualified option grant to purchase 250,000 shares of common stock at an exercise price of $51.50. This stock option vests 20% on January 5, 2001 and 5% on the last day of each completed quarter thereafter. In addition, InterWorld has agreed to issue an aggregate of 25,000 shares of common stock to Mr. Fleischer of which 8,334 shares were issued on February 28, 2000 and 8,333 and 8,333 to be issued on or about February 18, 2001 and 2002, respectively. Mr. Fleischer may also elect to have InterWorld reduce the number of shares issued to him for payment of applicable federal, state and local taxes, which he did for his initial issuance of 8,334 shares. As a result, 4,500 shares were issued to Mr. Fleischer, net of his tax obligations. InterWorld recognized approximately $429 in noncash compensation during the three months ended March 31, 2000 in connection with this issuance.

InterWorld entered into a separation agreement with Daniel A. Turano, the former Senior Vice President, Worldwide Sales pursuant to which Mr. Turano terminated his employment with InterWorld as of March 31, 2000. Mr. Turano received his regular base pay and health benefits through such date together with a .33% commission rate on revenue recognized on commissionable InterWorld product licenses and first year maintenance earned through such date. Under the terms of the agreement, Mr. Turano may provide consulting services to InterWorld until June 30, 2000. If such consulting services are at a level satisfactory to the President and CEO of the Company, 10% of Mr. Turano's unvested options, representing the right to purchase 5,625 shares of the InterWorld's common stock, will be eligible for accelerated vesting on June 30, 2000. In the event of such vesting, Mr. Turano will have until September 30, 2000 to exercise such options. Mr. Turano's agreement contains other customary terms regarding non-disclosure of confidential information, including the nature of any future public statements, and InterWorld has agreed that Mr. Turano may retain his laptop computer.

NOTE 8. FOLLOW-ON OFFERING

In January 2000, the Board of Directors of InterWorld authorized management to pursue an underwritten sale of InterWorld's common stock in a follow-on public offering (the "Offering") (File Number 333-96254) pursuant to the Securities Act of 1933, in which 1,250,000 shares were to be offered by InterWorld, and 2,500,000 share were to be offered by the selling stockholders. Subsequently on April 14, 2000, in view of the market conditions at that time, InterWorld filed a request with the Securities and Exchange Commission for withdrawal of the Offering.

NOTE 9. SUBSEQUENT EVENTS

In April 2000, InterWorld granted to employees options to purchase an aggregate of 155,500 shares of common stock, all at an exercise price of $17.187. InterWorld does not expect that it will recognize noncash compensation over the vesting period of these options.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FORWARD LOOKING STATEMENTS

This Quarterly Report, on Form 10-Q, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking statements are subject to a number of risks, uncertainties and assumptions. Among the factors that could cause actual results to differ significantly from those expressed or implied by such forward-looking statements are: uncertainties relative to global economic conditions; our reliance on a single family of products for substantially all of our sales; our need to attract significant new clients on an ongoing basis; lack of market acceptance of our products; the introduction by our competitors of new or competing technologies; delays in delivery of new products or features; our ability to continue to update business application products, including upgrades to meet international requirements; our inability to successfully maintain or increase market share in our core business while expanding our product base into other markets; our inability to enter into or maintain relationships with system integration companies; the strength of our distribution channels; our inability either internally or through third-party service providers to support client implementation of our products; our inability to recover our costs in sales of our products and services; product defects; changes in our business strategies; as well as the other factors discussed in this Form 10-Q and in other documents filed by InterWorld with the SEC, including those under the caption "Certain Factors That May Affect Future Results" in InterWorld's Annual Report on Form 10-K.

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

Beginning in the fourth quarter of 1998, we increased our use of systems integration companies for implementation of our products. As a result, the cost of our service revenues has increased substantially. We anticipate that our increased use of systems integration companies will continue for the foreseeable future and, accordingly, that our cost of services revenues will in all probability exceed historical amounts. In addition, our service revenues may decrease as a percentage of our aggregate revenues in future periods as a result of our increased use and training of systems integration companies.

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

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with InterWorld's unaudited Consolidated Financial Statements and related Notes, included herein, as well as InterWorld's Consolidated Financial Statements and related Notes for the fiscal year ended December 31, 1999, included in InterWorld's Annual Report on Form 10-K.

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

THREE MONTHS ENDED MARCH 31, 2000 AND 1999

Total Revenues, net.

Total revenues, net include fees from product licenses and associated consulting services engagements. Total revenues for the quarter ended March 31, 2000 were $15.2 million, an increase of $8.2 million, or 117%, over total revenues for the quarter ended March 31, 1999. Product license revenues increased $4.6 million, to $9.0 million in the quarter ended March 31, 2000, from $4.4 million in the quarter ended March 31, 1999. This increase was largely the result of licensing more of our software products at a higher average license fee per client. Service revenues increased $3.6 million, to $6.2 million in the quarter ended March 31, 2000, from $2.6 million in the quarter ended March 31, 1999, primarily due to an increase in billings from a larger number of InterWorld professional services employees, and the use of systems integration partners on a subcontracting basis. During the three months ended March 31, 2000, one customer accounted for approximately 18% of total revenues. For the three months ended March 31, 1999, two customers accounted for approximately 27% and 15% of total revenues.

Cost of Revenues.

Total cost of revenues increased to $5.3 million for the quarter ended March 31, 2000, from $3.0 million for the quarter ended March 31, 1999, an increase of $2.3 million. Total cost of revenues as a percent of total revenues decreased to 35% for the quarter ended March 31, 2000 from 42% for the same period in 1999.

Cost of product license revenues consists of royalties payable to third parties for software that is embedded in or bundled with our products, the costs of product media, documentation and manufacturing costs. Cost of product license revenues, which increased $0.8 million to $1.0 million for the quarter ended March 31, 2000, from the same quarter in 1999, reflects the costs of higher third party OEM royalties and the increased volume of sales. We expect to incur increased third party OEM royalties in future periods.

Cost of services revenues consists primarily of costs related to employees and systems integration consultants providing installation and modification services and support. Cost of services revenues increased to $4.3 million in the first quarter of 2000, from $2.8 million in the first quarter of 1999. This increase is attributable to the increased use and training of InterWorld and third-party systems integration personnel, and to a lesser extent, the training of clients and partners. We expect that our use of systems integration companies will continue and that these expenses will increase significantly in future periods.

Research and Development.

Research and development expenses consist of costs related to research and development personnel, including salaries, related benefits costs and consulting fees, as well as costs related to facilities and equipment used in research and development. Research and development expenses increased $1.7 million, to $5.3 million in the first quarter of 2000 from $3.6 million in the first quarter of 1999. This increase was principally due to the addition of personnel to support the continuous improvements and additions to our licensed products. We expect to continue to increase our research and development expenses in future periods.

Sales and Marketing.

Sales and marketing expenses consist of salaries and related benefits costs for sales and marketing personnel, sales commissions and other incentive compensation, travel and entertainment expenses and the costs of marketing programs, including trade shows, promotional materials and advertising. Sales and marketing expenses increased to $7.4 million in the first quarter of 2000, from $5.0 million in the first quarter of 1999, an increase of $2.4 million. These increases were due primarily to the expansion of our sales and marketing organizations and initiation of more extensive marketing activities, including advertising designed to increase awareness of our brand. We expect to continue to increase our sales and marketing expenses in future periods.

General and Administrative.

General and administrative expenses consist of salaries and related benefits costs for administrative, finance and human resources personnel, plus related facilities and equipment costs. General and administrative expenses increased to $2.9 million from $1.2 million for the three months ended March 31, 2000 and 1999, respectively. This increase reflects additional administrative personnel and infrastructure necessary to manage and support our growth. As our various operations grow, we expect our general and administrative costs to increase as well.

Noncash Compensation.

Noncash employee compensation consists primarily of noncash charges for stock options granted to employees at exercise prices deemed below the fair market value of our common stock at the time of grant, as well as grants of restricted common stock. For option grants the amount of the charge is equal to the difference between the exercise price of the stock option and the deemed fair market value of our common stock multiplied by the number of options granted. The charge is amortized over the vesting period of the options (typically, three to five years). For restricted stock grants, the amount of the charge is equal to the number of shares granted multiplied by the fair market value on the date of issuance.

Noncash employee compensation increased to $2.0 million for the quarter ended March 31, 2000 from $1.1 million for the quarter ended March 31, 1999. This increase was due largely to restricted stock grants to two executive officers. We estimate that we will recognize approximately $9.4 million of noncash employee compensation expense in future periods through October 2004, including approximately $4.0 million during the remainder of 2000.

Total Other Income (Expense).

Other income (expense) consists primarily of interest income earned on cash and cash equivalents, net of cash and noncash interest expense for leased equipment.

Other income for the first quarter of 2000 increased by approximately $0.4 million from the first quarter of 1999. This increase was largely attributable to interest income earned on higher cash and short-term investment balances resulting from the proceeds from our August 1999 initial public offering.

Other expense decreased by approximately $0.3 million in the three months ended March 31, 2000 from the quarter ended March 31, 1999. This decrease was primarily due to the elimination of interest expenses associated with warrants issued in conjunction with our secured loan agreement with Comdisco, which was terminated upon consummation of our initial public offering.

LIQUIDITY AND CAPITAL RESOURCES

From inception through InterWorld's initial public offering in August 1999, we financed our operations primarily through approximately $64.6 million in private sales of mandatorily redeemable preferred stock, all of which automatically converted to common stock upon consummation of our initial public offering in August 1999. At March 31, 2000, we had cash and cash equivalents and short-term investments of $32.6 million and working capital of $29.7 million.

We have had significant negative cash flows from operating activities to date. Net cash used in operating activities for the three months ended March 31, 2000 and 1999 were $8.3 and $4.8 million, respectively. Net cash used in operating activities in each of these periods was primarily the result of expenditures for product development, sales and marketing and infrastructure enhancements. For the three months ended March 31, 2000, our net accounts receivable increased $4.1 million, to $10.6 million in 2000 from $6.5 million in 1999. This increase was primarily attributable to the signing of an increased number of license and maintenance agreements at the end of the quarter.

Net cash used in investing activities consists primarily of the purchase of short-term investments, specifically three to six month government securities and capital expenditures for computer equipment, purchased software, office equipment, furniture, fixtures and leasehold improvements. Capital expenditures for the three months ended March 31, 2000 aggregated $1.1 million, primarily for computer equipment and leasehold improvements. Short-term investments in securities exceeding three months were $23.8 million for the quarter ended March 31, 2000.

We believe that our available cash resources will be sufficient to meet our working capital requirements for at least the next twelve months. However, we may need additional financing to support more rapid growth and/or to respond to competitive pressures or unanticipated cash requirements. Additional financing, if needed, may not be available on satisfactory terms or at all.

PART II

Item 1. LEGAL PROCEEDINGS

On April 19, 2000, InterWorld filed a suit in the Arizona Superior Court, Maricopa County, to enforce the payment terms and conditions of its software license and maintenance agreement with Insight Enterprises, Inc. The amount of relief requested is approximately $1.6 million, plus associated legal costs. There can be no assurance that we will prevail in this action or that, in the event we do prevail, we will be able to collect on a judgement.

Item 4.  Submission of Matters to a Vote of Security Holders

On January 25, 2000, the shareholders of InterWorld at a special meeting approved the InterWorld Corporation 2000 Equity Incentive Plan (the "2000 Plan"), which was approved by InterWorld's Board of Directors in November 1999. The aggregate number of shares of common stock for which options may be granted under the 2000 Plan is 3,000,000 plus any available shares not covered by an option granted under the 1996 Plan. The vesting periods and the exercise price for options granted under the 2000 Plan are determined by the Board of Directors or a Committee of the Board of Directors. The fair market value of InterWorld's common stock is determined by the Board of Directors. Options granted under the Plan generally vest over a period of four years, 25% on the first anniversary of the date of grant and 6.25% each quarter thereafter.

Additional information required in Item 4 is incorporated by reference to InterWorld's Definitive Proxy Statement on form DEFS14A (File No. 000-26925). The ballot for the adoption of the InterWorld 2000 Equity Incentive Plan was as follows: 15,875,991 shares present; 15,421,640 votes for; 414,968 votes withheld; and 39,383 votes abstained.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a). Exhibits
       27.1 - Financial Data Schedule

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         INTERWORLD CORPORATION

DATE:   May 15, 2000                     BY:   /s/ Jeremy M. Davis
     ------------------------               -----------------------------------
                                            Jeremy M. Davis
                                            President, Chief Executive Officer


DATE:   May 15, 2000                     BY:   /s/ Peter Schwartz
     ------------------------               -----------------------------------
                                            Peter Schwartz
                                            Chief Financial Officer

EXHIBIT INDEX

 Exhibit
 Number                              Description
 ------                              -----------
  27.1   Financial Data Schedule for the three-month period ended March 31, 2000