Form 10-Q/A
period 2000-03-31
INTERWORLD CORP
filed 2000-05-31
CIK 1060326

=============================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q/A

(Mark One)

 [X] AMENDMENT TO THE QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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


NOTE 10. SHAREHOLDER TRANSACTIONS

A principal shareholder (the "Shareholder") of InterWorld's common stock informed InterWorld on May 17, 2000 that such Shareholder is the controlling shareholder in a venture capital investment company. The Shareholder notified InterWorld that such investment company had concluded a financing transaction during the quarter ended March 31, 2000, whereby it loaned Goliath Falls, Inc. $500 under a convertible note. According to the Shareholder, such note was convertible into preferred stock of Goliath Falls, Inc. Under Goliath Falls, Inc.'s current capital structure, the Shareholder has informed InterWorld that exercise of this conversion option would have given the shareholder's investment company less than a 5% effective ownership of Goliath Falls, Inc. On May 30, 2000, the Shareholder informed InterWorld that he had sold his rights under the note to an unrelated entity, and that he had no further investment in Goliath Falls, Inc.

In the fourth quarter of 1999 and the first quarter of 2000, InterWorld recorded a total of $2,800 of license, maintenance and services revenue through transactions with Goliath Falls, Inc. At May 30, 2000, InterWorld had approximately $100 in outstanding receivables due from Goliath Falls, Inc. InterWorld has recorded on its balance sheet approximately $700 in deferred maintenance revenue as of March 31, 2000, in connection with post-contract support agreements with Goliath Falls, Inc.

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