Form 10-Q
period 2000-06-30
INTERWORLD CORP
filed 2000-08-14
CIK 1060326

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

                  For the quarterly period ended June 30, 2000

                                       or

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]


As of July 31, 2000, there were 29,181,112 shares of the registrant's Common Stock issued and outstanding.

  ===========================================================================

                             INTERWORLD CORPORATION
                                TABLE OF CONTENTS

                                                                        Page
PART I - FINANCIAL INFORMATION                                          ----

 Item 1. Financial Statements

   Consolidated Balance Sheets as of June 30, 2000 (unaudited) and
     December 31, 1999                                                    2

   Consolidated Statements of Operations for the three and six months
     ended June 30, 2000 (unaudited) and 1999 (unaudited)                 3

   Consolidated Statements of Cash Flows for the six months ended
     June 30, 2000 (unaudited) and 1999 (unaudited)                       4

   Notes to Consolidated Financial Statements                             5

 Item 2. Management's Discussion and Analysis of Financial Condition
   and Results of Operations                                              8

PART II - OTHER INFORMATION

 Item 1.  Legal Proceedings                                              13

 Item 4.  Submission of Matters to a Vote of Security Holders            13

 Item 6.  Exhibits and Reports on Form 8-K                               13

SIGNATURES                                                               14

EXHIBIT INDEX                                                            14

PART I
Item 1. FINANCIAL STATEMENTS

                             INTERWORLD CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (In Thousands, Except Share Amounts)

                                                   June 30,        December 31,
                                                     2000              1999
                                                     ----              ----
                                                  (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                      $    13,925       $    21,583
  Short-term investments                              14,434            17,986
  Accounts receivable (net of allowance for
    doubtful accounts of  $1,537 and $1,256
    at June 30, 2000 and December 31, 1999,
    respectively)                                     11,386             6,505
    Prepayments and other current assets               2,236             1,580
                                                 -----------     -------------
      Total current assets                           41,981            47,654
                                                 -----------       -----------
Property and equipment, net                            7,674             7,161
Other assets                                             463               486
                                                 -----------       -----------
      Total assets                               $    50,118       $    55,301
                                                 ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses          $    12,531       $     8,637
  Capital lease obligations to related
    party - current                                       37               599
  Deferred revenue and customer deposits               6,100             5,201
                                                 -----------       -----------
      Total current liabilities                       18,668            14,437
                                                 -----------       -----------
Deferred rent                                          2,239             1,586
                                                 -----------       -----------
      Total liabilities                               20,907            16,023
                                                 -----------       -----------
Stockholders' equity:
  Preferred stock
    ($0.01 par value; 15,000,000 shares
    authorized, -0- issued and outstanding
    at June 30, 2000 and December 31, 1999)                -                 -
  Common stock
    ($0.01 par value; 100,000,000 shares
    authorized, 28,477,155 and 27,234,238
    issued and outstanding at June 30, 2000
    and December 31, 1999, respectively)                 285               272
  Additional paid-in capital                         131,188           122,612
  Accumulated deficit                               (102,191)          (83,554)
  Equity adjustments                                     (71)              (52)
                                                 -----------       -----------
      Total stockholders' equity                      29,211            39,278
                                                 -----------       -----------
      Total liabilities and stockholders'
        equity                                   $    50,118       $    55,301
                                                 ===========       ===========

The accompanying notes are an integral part of these consolidated financial statements.

                             INTERWORLD CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands, Except Share Amounts)
                                   (Unaudited)

                                                             Three Months Ended              Six Months Ended
                                                                  June 30,                        June 30,
                                                                 ---------                       --------
                                                           2000            1999            2000             1999
                                                           ----            ----            ----             ----

Revenues, net:
  Product licenses                                     $    12,409     $     5,652     $    21,387     $    10,038
  Services                                                   7,466           2,614          13,710           5,229
                                                       -----------     -----------     -----------     -----------
      Total revenues, net                                   19,875           8,266          35,097          15,267
                                                       -----------     -----------     -----------     -----------

Cost of revenues:
  Product licenses                                           1,245             343           2,221             551
  Services
    (exclusive of stock-based compensation of $61
    and $79 for the three months ended June 30, 2000
    and 1999 and $152 and $400 for the six months
    ended June 30, 2000 and 1999, respectively)              6,074           5,071          10,424           7,669
                                                       -----------     -----------     -----------     -----------
      Total cost of revenues                                 7,319           5,414          12,645           8,220
                                                       -----------     -----------     -----------     -----------
        Gross profit                                        12,556           2,852          22,452           7,047
                                                       -----------     -----------     -----------     -----------
Operating expenses:
  Research and development
    (exclusive of stock-based compensation of $1,447
    and $214 for the three months ended June 30, 2000
    and 1999 and $1,660 and $577 for the six months
    ended June 30, 2000 and 1999, respectively)              6,190           4,277          11,518           7,914
  Sales and marketing
    (exclusive of stock-based compensation of $404 and
    $237 for the three months ended June 30, 2000 and
    1999 and $913 and $657 for the six months ended
    June 30, 2000 and 1999, respectively)                    9,962           5,428          17,049          10,396
  General and administrative
    (exclusive of stock-based  compensation of $2,786
    and $88 for the  three months ended June 30, 2000
    and 1999 and $4,281 and $515 for the six months
    ended June 30, 2000 and 1999, respectively)              2,758           1,860           5,738           2,821
  Charge for follow-on offering costs (Note 9)                 733               -             733               -
  Amortization of stock-based compensation                   4,698             618           7,006           2,149
                                                       -----------     -----------     -----------     -----------
      Total operating expenses                              24,341          12,183          42,044          23,280
                                                       -----------     -----------     -----------     -----------
        Loss from operations                               (11,785)         (9,331)        (19,592)        (16,233)

Other income (expense):
  Interest income                                              462              38             983             130
  Interest expense                                              (2)           (293)            (28)           (589)
                                                       -----------    ------------    ------------    ------------
      Total other income (expense)                             460            (255)            955            (459)
                                                       -----------     -----------     -----------     -----------
        Loss before income taxes                           (11,325)         (9,586)        (18,637)        (16,692)

Income taxes                                                     -               -               -             (44)
                                                       -----------     -----------     -----------     -----------

        Net loss                                       $   (11,325)    $    (9,586)    $   (18,637)    $   (16,736)
                                                       ===========     ===========     ===========     ===========

Basic and diluted loss per share                       $     (0.40)    $     (0.68)    $     (0.67)    $     (1.20)
                                                       ===========     ===========     ===========     ===========

The accompanying notes are an integral part of these consolidated financial statements.

                             INTERWORLD CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                         Six Months Ended
                                                             June 30,
                                                             --------
                                                       2000             1999
                                                       ----             ----
Cash flows from operating activities:
  Net loss                                         $   (18,637)     $   (16,736)
  Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation and amortization                        1,511            1,495
    Loss on disposition of property and equipment            6               (2)
    Amortization of stock-based compensation             7,006            2,149
    Tax payments on stock-based compensation            (2,287)               -
    Non-cash interest expense                               17              524
    Bad debt expense                                     1,476              574
    Changes in assets and liabilities:
      Accounts receivable, net                          (6,357)             (32)
      Prepayments and other current assets                (655)              32
      Deferred offering costs                                -             (143)
      Other assets                                          23               48
      Accounts payable and accrued expenses              3,855              162
      Deferred revenue and customer deposits               899            1,479
      Deferred rent                                        653              201
                                                   -----------      -----------
        Net cash used in operating activities          (12,490)         (10,249)
                                                   -----------      -----------

Cash flows from investing activities:
  Short-term investments                                 3,552                -
  Capital expenditures                                  (2,031)          (2,531)
                                                   -----------      -----------
        Net cash provided by (used in) investing
         activities                                      1,521           (2,531)
                                                   -----------      -----------
Cash flows from financing activities:
  Principal payments on capital lease obligations         (579)            (684)
  Net proceeds from issuance of Series B
    preferred stock                                          -           16,500
  Proceeds from exercise of common stock options         3,521              789
  Proceeds from employee stock purchase plan               388                -
  Proceeds from notes payable to related party               -            1,000
  Payments of notes payable to related party                 -           (4,000)
                                                   -----------      -----------
        Net cash provided by financing activities        3,330           13,605
                                                   -----------      -----------
Effect of exchange rate changes in cash and cash
  equivalents                                              (19)               -
                                                   -----------      -----------
Net (decrease) increase in cash and cash
  equivalents                                           (7,658)             825

Cash and cash equivalents, beginning of period          21,583              858
                                                   -----------      -----------
Cash and cash equivalents, end of period           $    13,925      $     1,683
                                                   ===========      ===========

The accompanying notes are an integral part of these consolidated financial statements.

                             INTERWORLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In Thousands, Except Share and Per Share Amounts)
                                   (Unaudited)

NOTE 1. BASIS OF PRESENTATION

The accompanying financial statements have been prepared in conformity with the guidelines set forth by the Securities and Exchange Commission ("SEC") for quarterly reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of InterWorld and its wholly owned and majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

The financial statements and the related Notes are unaudited and should be reviewed in conjunction with InterWorld's Consolidated Financial Statements for the year ended December 31, 1999, as set forth in InterWorld's Annual Report on Form 10-K. In the opinion of management, the Consolidated Financial Statements and the related notes included herein present fairly, in all material respects, the financial position and results of operations of InterWorld and its wholly owned subsidiaries as of and for the three and six months ended June 30, 2000. In addition, the stated financial position and quarterly results of operations are not necessarily indicative of expected results for future periods.

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

NOTE 3. NEW ACCOUNTING PRONOUNCEMENTS

In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements". SAB 101 summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. In March 2000, the SEC issued SAB 101A, an amendment to SAB 101, which delays the implementation of SAB 101 to no later than June 30, 2000 for companies with fiscal years that begin between December 16, 1999 and March 15, 2000. In June 2000 the SEC issued SAB 101B, an amendment to SAB 101 and SAB 101A, which delays the implementation date of SAB 101until no later than the fourth quarter of fiscal years beginning after December 15, 1999. InterWorld does not believe that SAB 101 will have a material impact on its financial statements.

In April 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation no. 44, ("FIN 44") Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25 ("APB 25"). This interpretation, which is effective from July 1, 2000, is intended to clarify certain problems that have arisen in practice since the issuance of APB 25 including the definition of employee for the purpose of applying APB 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option award and the accounting for an exchange of stock compensation awards in a business combination. InterWorld does not believe that FIN 44 will have a material impact on its financial statements.

NOTE 4. LOSS PER COMMON SHARE

The computations of basic loss per share and diluted loss per share for the three and six months ended June 30, 2000 and 1999 are as follows:

                                              Three Months Ended                  Six Months Ended
                                                   June 30,                           June 30,
                                                   ---------                          --------
                                            2000              1999             2000              1999
                                            ----              ----             ----              ----

Net loss                                $   (11,325)      $    (9,586)     $   (18,637)      $   (16,736)
                                        -----------       -----------      -----------       -----------

Weighted average shares outstanding
  used for Basic and diluted loss
  per share                              28,334,382        14,060,751       27,981,156        13,990,702

Basic and diluted loss per share*       $     (0.40)      $     (0.68)     $     (0.67)      $     (1.20)
                                        ===========       ===========      ===========       ===========

* Common stock equivalents are not included since they would be antidilutive.

At June 30, 2000, outstanding options to purchase 6,684,243 shares of common stock, with exercise prices ranging from $1.25 to $72.50 per share, and at June 30, 1999, outstanding options to purchase 4,555,563 shares of common stock, with exercise prices ranging from $1.25 to $10.00, have been excluded from the computation of diluted loss per share as they are antidilutive. At June 30, 2000, outstanding warrants to purchase 150,158 shares of common stock, with an exercise price of $9.775 per share, and at June 30, 1999, warrants to purchase 534,070 shares of mandatorily redeemable Series A Convertible Preferred Stock (converted to common stock upon consummation of the initial public offering in August 1999) with exercise prices ranging from $2.00 to $9.775, all of which are antidilutive, have been excluded from the computation of diluted loss per share.

NOTE 5. STOCK PLANS

In January 2000, the Compensation Committee granted to an executive options to purchase 150,000 shares of common stock at an exercise price of $15.00. After determining that this below fair market grant was invalid under the 2000 Equity Incentive Plan this grant was rescinded. No options were issued to the executive. Subsequently, on April 5, 2000, the Compensation Committee granted an aggregate of 109,500 shares of restricted common stock, of which 40,750 shares were to be issued immediately and 6,250 shares on the first day following each completed quarter thereafter. The executive may elect to have InterWorld reduce the number of shares issued to him for payment of applicable federal, state and local taxes. As a result, 21,681 shares were issued to the executive on April 5, 2000, net of his tax obligations. In connection with this issuance, InterWorld recognized approximately $1,854 in stock-based compensation during the quarter ended June 30, 2000, and will recognize approximately $2,465 in the subsequent performance periods ending January 1, 2003.

In February 2000, InterWorld granted to a consultant options to purchase an aggregate of 50,000 shares of common stock at exercise price of $72.50. The options vest upon achievement of certain criteria, as determined by InterWorld's Chief Executive Officer and President.

During the six months ended June 30, 2000, InterWorld issued 862,243 shares of common stock from exercises of outstanding options, 285,585 shares of common stock from warrant exercises, 7,158 shares of common stock under the Employee Stock Purchase Plan and 87,931 shares in restricted stock grants.

NOTE 6. EMPLOYMENT AGREEMENTS

Effective May 31, 2000, Russell Fleischer, InterWorld's former Senior Vice President, Finance, terminated his employment with InterWorld, at which point all his unvested restricted stock and stock options were forfeited.

Effective June 16, 2000, Douglas Maio, InterWorld's Chief Financial Officer, entered into an employment agreement with InterWorld for an initial term of two years. This agreement establishes a base salary and bonus eligibility based on performance. InterWorld also agreed to issue an aggregate of 100,000 shares of restricted common stock to Mr. Maio, all of which were issued on June 16, 2000. Mr. Maio elected to have InterWorld reduce the number of shares issued to him for payment of applicable federal, state and local taxes. As a result, 52,950 shares were issued to Mr. Maio, net of his tax obligations. InterWorld recognized approximately $1,850 in stock-based compensation during the three months ended June 30, 2000 in connection with this issuance.

NOTE 7. CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject InterWorld to concentrations of credit risk are primarily cash, accounts receivable, accounts payable, and notes payable. InterWorld generally does not require collateral and the majority of its trade receivables are unsecured.

During the three months ended June 30, 2000, two customers accounted for approximately 22.5% of total revenues. For the three months ended June 30, 1999, two customers accounted for approximately 28.6% of total revenues. At June 30, 2000, one customer accounted for approximately 18.0% of net accounts receivable.

NOTE 8. RECLASSIFICATION

Certain amounts in the financial statements have been reclassified to conform to 2000 classifications.

NOTE 9. FOLLOW-ON OFFERING

In January 2000, the Board of Directors of InterWorld authorized management to pursue an underwritten sale of InterWorld's common stock in a follow-on public offering (the "Offering") (File Number 333-96254) pursuant to the Securities Act of 1933, in which 1,250,000 shares were to be offered by InterWorld, and 2,500,000 share were to be offered by the selling shareholders. Subsequently on April 14, 2000, in view of the market conditions at that time, InterWorld filed a request with the SEC for withdrawal of the contemplated offering of InterWorld's common stock that had been filed with the SEC. InterWorld recognized approximately $733 in costs associated with the cancelled offering.

NOTE 10. SUBSEQUENT EVENTS

In July 2000, the Compensation Committee granted an aggregate of 100,000 shares of restricted common stock to an executive officer, of which 25,000 were to be issued immediately and the remaining 75,000 shares vest in equal installments on October 1, 2000, January 1, 2001 and April 1, 2001. InterWorld estimates that it will recognize approximately $1,025 in stock-based compensation during the quarter ended September 30, 2000, and approximately $1,025 in the subsequent periods.

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

OVERVIEW

We derive revenues primarily from licensing our mission-ready(TM) e-commerce software solution and providing related services and support to our clients. We commercially introduced our first product in December 1995.

We generally price licenses of our platform and applications on a per server or site basis. Standard per server license fees for the Windows NT(R) solutions are $150,000 and for Unix(R) solutions are $250,000. The recommended production configuration that supports redundancy, fault-tolerance and distributed load balancing across multiple processors is generally available for a license fee of approximately $300,000 to $500,000. Licenses for product configurations that support additional servers and users are available. Additional applications, tools, business adapters, professional services and maintenance services are provided at an additional cost to the client. Site licenses are also available. Site licenses typically require the client to pay additional fees based on the client achieving specified electronic commerce revenues. Payment terms are generally net 30 days.

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

Revenue under multiple element arrangements are allocated to each element using the "residual method", in accordance with Statement of Position No. 98-9, "Modification of SOP 97-2 with Respect to Certain Transactions" ("SOP98-9"). Under the "residual method", the total fair value of the undelivered elements is deferred and subsequently recognized in accordance with SOP 97-2. The fair value of the undelivered elements is established based on the price when these elements are sold separately and/or when stated renewal rates for maintenance and post-contract support services and are included in the agreement.

Revenue from services is recognized as the services are rendered. Revenue from maintenance and client support services is recognized ratably over the term of the agreement for such services. Our license agreements typically require the client to purchase one year of maintenance and client support services.

We continue to increase our use of systems integration companies for implementation of our products. As a result, the cost of our service revenues has increased substantially. We anticipate that our increased use of systems integration companies will continue for the foreseeable future and, accordingly, that our cost of services revenues will in all probability exceed historical amounts. In addition, our service revenues may decrease as a percentage of our aggregate revenues in future periods as a result of our increased use and training of systems integration companies.

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

THREE MONTHS ENDED JUNE 30, 2000 AND 1999

Total Revenues, net.

Total revenues, net include fees from product licenses and associated consulting services engagements. Total revenues for the quarter ended June 30, 2000 increased $11.6 million, or 140%, to $19.9 million, from $8.3 million in the quarter ended June 30, 1999. Product license revenues increased $6.7 million, to $12.4 million in the quarter ended June 30, 2000, from $5.7 million in the quarter ended June 30, 1999. This increase was largely the result of licensing more of our software products at a higher average license fee per client. Service revenues increased $4.9 million, to $7.5 million in the quarter ended June 30, 2000, from $2.6 million in the quarter ended June 30, 1999, primarily due to an increase in billings from a larger number of InterWorld professional services employees, and the use of systems integration partners on a subcontracting basis, to a larger client base.

Cost of Revenues.

Total cost of revenues increased to $7.3 million for the quarter ended June 30, 2000, from $5.4 million for the quarter ended June 30, 1999, an increase of $1.9 million. Total cost of revenues as a percent of total revenues decreased to 37% for the quarter ended June 30, 2000 from 65% for the same period in 1999.

Cost of product license revenues consists of royalties payable to third parties for software that is embedded in or bundled with our products, the costs of product media, documentation and manufacturing costs. Cost of product license revenues, which increased $0.9 million to $1.2 million for the quarter ended June 30, 2000, from the same quarter in 1999, reflects the costs of higher third party royalties and the increased volume of sales. We expect to incur increased third party royalties in future periods.

Cost of services revenues consists primarily of costs related to services employees and systems integration consultants providing installation and modification services and support. Cost of services revenues increased to $6.1 million in the second quarter of 2000, from $5.1 million in the second quarter of 1999. This increase is attributable to the increased use and training of InterWorld and third-party systems integration personnel, and to a lesser extent, the training of clients and partners. We expect that our use of systems integration companies will continue and that these expenses will increase significantly in future periods.

Research and Development.

Research and development expenses consist of costs related to research and development personnel, including salaries, related benefits costs and consulting fees, as well as costs related to facilities and equipment used in research and development. Research and development expenses increased $1.9 million, to $6.2 million in the second quarter of 2000 from $4.3 million in the second quarter of 1999. This increase was principally due to the addition of personnel to support the continuous improvements and additions to our licensed products. We expect to continue to increase our research and development expenses in future periods.

Sales and Marketing.

Sales and marketing expenses consist of salaries and related benefits costs for sales and marketing personnel, sales commissions and other incentive compensation, travel and entertainment expenses and the costs of marketing programs, including trade shows, promotional materials and advertising. Sales and marketing expenses increased to $10.0 million in the second quarter of 2000, from $5.4 million in the second quarter of 1999, an increase of $4.6 million. These increases were due primarily to the expansion of our sales and marketing organizations and initiation of more extensive marketing activities, including advertising designed to increase awareness of our brand. We expect to continue to increase our sales and marketing expenses in future periods.

General and Administrative.

General and administrative expenses consist of salaries and related benefits costs for administrative, finance and human resources personnel, plus related facilities and equipment costs. General and administrative expenses increased to $2.8 million from $1.9 million for the three months ended June 30, 2000 and 1999, respectively. This increase reflects additional administrative personnel and infrastructure necessary to manage and support our growth. As our various operations grow, we expect our general and administrative costs to increase as well.

Charge for Follow-On Offering Costs.

Charge for follow-on offering costs consists of costs associated with the contemplated underwritten sale of InterWorld's common stock in a follow-on public offering. In view of the market conditions at that time, InterWorld withdrew their request for the Offering. Subsequently, InterWorld recognized approximately $0.7 million in costs associated with the cancelled offering during the three months ended June 30, 2000. (Note 9)

Amortization of Stock-Based Compensation.

Amortization of stock-based compensation consists primarily of non-cash charges for stock options granted to employees, directors and consultants, as well as grants of restricted common stock. For option grants to employees with exercise prices deemed below the fair market value of our common stock at the time of grant, the amount of the charge is equal to the difference between the exercise price of the stock option and the deemed fair market value of our common stock at the date of grant multiplied by the number of options granted. The charge is amortized over the vesting period of the options (typically, three to five years). For option grants to non-employees, the charge is equal to the difference between the fair market value of our common stock on the date vested and the exercise price. For restricted stock grants, the amount of the charge is equal to the number of shares granted multiplied by the fair market value on the date of issuance.

Amortization of stock-based compensation increased to $4.7 million for the quarter ended June 30, 2000 from $0.6 million for the quarter ended June 30, 1999. This increase was due largely to restricted stock grants to four executives. We estimate that we will recognize approximately $11.5 million of non-cash employee compensation expense in future periods (of which approximately $6.2 million is related to restricted stock grants) through October 2004, including approximately $2.1 million during the remainder of 2000. (Notes 5 and
10)

Total Other Income (Expense).

Other income (expense) consists primarily of interest income earned on cash and cash equivalents, net of cash and non-cash interest expense for leased equipment.

Other income for the second quarter of 2000 increased by approximately $0.4 million from the second quarter of 1999. This increase was largely attributable to interest income earned on higher cash and short-term investment balances resulting from the proceeds from our August 1999 initial public offering.

Other expense decreased by approximately $0.3 million in the three months ended June 30, 2000 from the quarter ended June 30, 1999. This decrease was primarily due to the elimination of interest expenses associated with warrants issued in conjunction with our secured loan agreement with Comdisco, Inc., which was terminated upon consummation of our initial public offering.

SIX MONTHS ENDED JUNE 30, 2000 AND 1999

Total Revenues, Net.

Our total revenues, net increased to $35.1 million for the six months ended June 30, 2000, from $15.3 million for the six months ended June 30, 1999. Product license revenues increased 114% or $11.4 million to $21.4 million for the six months ended June 30, 2000, from $10.0 million for the six months ended June 30, 1999. Services revenues increased 163% or $8.5 million to $13.7 million for the six months ended June 30, 2000, from $5.2 million for the six months ended June 30, 1999. These increases were primarily due to licensing more of our software products at a higher average license fee per client, and to a lesser extent, from the provision of services to a larger client base.

Cost of Revenues.

Total cost of revenues increased to $12.6 million for the six months ended June 30, 2000, from $8.2 million for the six months ended June 30, 1999. Cost of services revenues increased to $10.4 million for the six months ended June 30, 2000, from $7.7 million for the six months ended June 30, 1999. This increase was principally due to hiring additional professional services personnel and the increased use and training of systems integration companies. Cost of license revenues increased to $2.2 million for the six months ended June 30, 2000, from $0.6 million for the six months ended June 30, 1999 due to the costs of higher third party royalties on an increased volume of sales. We expect that our professional services personnel and the use of systems integration companies will continue and that these expenses will also increase significantly in future periods.

Research and Development.

Research and development expenses increased to $11.5 million for the six months ended June 30, 2000, from $7.9 million for the six months ended June 30, 1999. This increase was principally due to the addition of personnel to support the design and development of our products. We expect to continue to incur significant research and development expenses in future periods.

Sales and Marketing.

Sales and marketing expenses increased to $17.0 million for the six months ended June 30, 2000 from $10.4 million for the six months ended June 30, 1999. This increase was due primarily to the expansion of our sales and marketing organization and expanded marketing activities, including advertising designed to increase awareness of our brand. In addition, we had an increase in sales commissions and other incentive compensation due to our expanding client base. We expect to continue to incur significant sales and marketing expenses in future periods.

General and Administrative.

General and administrative expenses increased to $5.7 million for the six months ended June 30, 2000, from $2.8 million for the six months ended June 30, 1999. This increase reflects $1.5 in bad debt expenses related to two customers, as well as, the addition of administrative personnel and infrastructure necessary to manage and support our growth. We intend to increase our general and administrative staff and infrastructure to accommodate our expanding organization.

Charge for Follow-On Offering Costs.

Charge for follow-on offering costs associated with the cancelled offering (which occurred in the second quarter of 2000) were $0.7 million during the six months ended June 30, 2000. (Note 9)

Amortization of Stock-Based Compensation.

During the six months of 2000, we recognized $7.0 million of stock-based compensation expense related to stock options and restricted stock grants, an increase of $4.9 million from the first six months of 1999. This increase was due largely to restricted stock grants to four executives, which represent approximately $5.9 million of the $7.0 million of stock-based compensation expense recognized during the first six months of 2000.

Total Other Income (Expense).

Other income (expense) for the first six months of 2000 increased by approximately $1.5 million from the first six months of 1999 to $1.0 million. Interest income increased by approximately $0.9 million from the first six months of 1999, primarily due to interest income earned on higher cash and short-term investment balances. Interest expense decreased by approximately $0.6 million from the first six months of 1999, primarily due to the elimination of interest expense associated with warrants issued to Comdisco, Inc.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we financed our operations primarily through approximately $64.6 million in private sales of mandatorily redeemable preferred stock (all of which automatically converted to common stock upon consummation of our initial public offering in August 1999), $40.8 million in proceeds from our August 1999 initial public offering (after deducting underwriting discounts and commissions and estimated expenses) and an additional $6.3 million from the purchase of additional shares to cover underwriter overallotments. At June 30, 2000, we had cash and cash equivalents and short-term investments of $28.4 million and working capital of $23.3 million.

We have had significant negative cash flows from operating activities to date. Net cash used in operating activities for the six months ended June 30, 2000 and 1999 were $12.5 and $10.2 million, respectively. Net cash used in operating activities in each of these periods was primarily the result of expenditures for product development, sales and marketing and infrastructure enhancements. For the six months ended June 30, 2000, our net accounts receivable increased $4.9 million, to $11.4 million in 2000 from $6.5 million in 1999. This increase was primarily attributable to the signing of an increased number of license and maintenance agreements at the end of the period.

Net cash provided by (used in) investing activities consists primarily of the purchase of short-term investments, specifically three to six month government securities and capital expenditures for computer equipment, purchased software, office equipment, furniture, fixtures and leasehold improvements. Capital expenditures for the six months ended June 30, 2000 aggregated $2.0 million, primarily for computer equipment and leasehold improvements. Net cash used in short-term investments in securities exceeding three months were $3.6 million for the six months ended June 30, 2000.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of the Shareholders of InterWorld was held on May 22, 2000. Shares outstanding and shares present counted as 28,208,870 and 24,005,223, which represented 85.07% of total shares outstanding.

The first matter before the Shareholders was the election of directors. The voting of the Shareholders was as follows:

     Name of                Votes                          Votes
     Nominee                 For             %           Withheld         %
     -------                 ---             -           --------         -
Michael Donahue          23,997,456       85.07%           7,767        0.03%
Alan J. Andreini         23,995,206       85.06%          10,017        0.04%
Jeremy M. Davis          23,997,556       85.07%           7,667        0.03%
Kenneth G. Langone       23,996,106       85.07%           9,117        0.03%
Joseph Robinson          23,996,206       85.07%           9,017        0.03%
Yves Sisteron            23,996,206       85.07%           9,017        0.03%
Jack Slevin              23,995,206       85.06%          10,017        0.04%
Russell West             23,996,206       85.07%           9,017        0.03%


Mr. Joseph Robinson elected to resign from the Board citing a lack of availability necessary to devote to his Board position.

The second matter before the Shareholders was the ratification of PricewaterhouseCoopers LLP as InterWorld's independent auditors for 2000. The voting of the Shareholders were as follows:

   Votes                        Votes                        Votes
    For            %           Against          %          Abstained        %
    ---            -           -------          -          ---------        -
23,998,780      85.08%          3,350         0.01%          3,093        0.01%


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a). Exhibits

    27.1 - Financial Data Schedule

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             INTERWORLD CORPORATION


DATE:      August 14, 2000          BY:       /s/ Jeremy. M Davis
      --------------------------       ----------------------------------------
                                        Jeremy M. Davis
                                        President, Chief Executive Officer

DATE:      August 14, 2000          BY:      /s/ Douglas Maio
      --------------------------       ----------------------------------------
                                       Douglas Maio
                                       Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number       Description

 27.1     Financial Data Schedule for the six-month period ended June 30, 2000