Form 10-Q
period 2000-09-30
INTERWORLD CORP
filed 2000-11-16
CIK 1060326

==============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       or

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]


As of October 31, 2000, there were 29,335,993 shares of the registrant's Common Stock issued and outstanding.

 ==============================================================================

                             INTERWORLD CORPORATION
                                TABLE OF CONTENTS
                                                                          Page
                                                                          ----
PART I - FINANCIAL INFORMATION
  Item 1. Financial Statements
     Consolidated Balance Sheets as of September 30, 2000 (unaudited)
        and December 31, 1999                                               2

     Consolidated Statements of Operations for the three and nine months
        ended September 30, 2000 (unaudited) and 1999 (unaudited)           3

     Consolidated Statements of Cash Flows for the nine months ended
        September 30, 2000 (unaudited) and 1999 (unaudited)                 4

     Notes to Consolidated Financial Statements                             5

  Item 2. Management's Discussion and Analysis of Financial Condition
    and Results of Operations                                              10


PART II - OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                                15

SIGNATURES                                                                 16

EXHIBIT INDEX                                                              16

PART I
Item 1.       FINANCIAL STATEMENTS

                             INTERWORLD CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (In Thousands, Except Share Amounts)

                                                  September 30,     December 31,
                                                      2000              1999
                                                      ----              ----
                                                  (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                       $    18,671       $    21,583
  Short-term investments                                    -            17,986
  Accounts receivable - including related
   party receivables of $4,300 at September
   30, 2000 (net of allowance for
   doubtful accounts of $2,424 and $1,256
   at September 30, 2000 and December 31,
   1999, respectively)                                 13,651             6,505
  Prepayments and other current assets                  1,866             1,580
                                                  -----------       -----------
     Total current assets                              34,188            47,654

Property and equipment, net                             7,893             7,161
Other assets                                              452               486
                                                  -----------       -----------
     Total assets                                 $    42,533       $    55,301
                                                  ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses           $    14,977       $     8,637
  Capital lease obligations to related
   party - current                                          -               599
  Deferred revenue and customer deposits                4,959             5,201
                                                  -----------       -----------
     Total current liabilities                         19,936            14,437

Deferred rent                                           2,536             1,586
                                                  -----------       -----------
     Total liabilities                                 22,472            16,023

Stockholders' equity:
  Preferred stock
     ($0.01 par value; 15,000,000 shares
     authorized, -0- issued and outstanding
     at September 30, 2000 and December 31,
     1999)                                                  -                 -
  Common stock
     ($0.01 par value; 100,000,000 shares
     authorized, 29,304,743 and 27,234,238
     issued and outstanding at September
     30, 2000 and December 31, 1999,
     respectively)                                        293               272
   Additional paid-in capital                         136,078           122,612
   Accumulated deficit                               (116,233)          (83,554)
   Equity adjustments                                     (77)              (52)
                                                  -----------       -----------
     Total stockholders' equity                        20,061            39,278
                                                  -----------       -----------
     Total liabilities and stockholders' equity   $    42,533       $    55,301
                                                  ===========       ===========

The accompanying notes are an integral part of these consolidated financial statements.

                             INTERWORLD CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                                       Three Months Ended               Nine Months Ended
                                                          September 30,                   September 30,
                                                          --------------                  -------------
                                                      2000            1999            2000             1999
                                                      ----            ----            ----             ----
Revenues, net:
  Product licenses - including related party
     revenues of $4,300 for the three and
     nine months ended September 30, 2000         $     5,944     $     5,653     $    27,331      $    15,691
  Services                                              8,694           4,906          22,404           10,135
                                                  -----------     -----------     -----------      -----------
     Total revenues, net                               14,638          10,559          49,735           25,826

Cost of revenues:
  Product licenses                                        670             537           2,891            1,088
  Services
     (exclusive of stock-based compensation of
     $59 and $75 for the three months ended
     September 30, 2000 and 1999 and $212 and
     $476 for the nine months ended September
     30, 2000 and 1999, respectively)                   6,867           4,982          17,291           12,652
                                                  -----------     -----------     -----------      -----------
     Total cost of revenues                             7,537           5,519          20,182           13,740
                                                  -----------     -----------     -----------      -----------
        Gross profit                                    7,101           5,040          29,553           12,086

Operating expenses:
  Research and development
     (exclusive ofstock-based compensation of
     $48 and $204 for the three months ended
     September 30, 2000 and 1999 and $1,708
     and $781 for the nine months ended
     September 30, 2000 and 1999, respectively)         6,832           4,390          18,350           12,304
  Sales and marketing
     (exclusive ofstock-based compensation of
     $1,684 and $222 for the three months
     ended September 30, 2000 and 1999 and
     $2,597 and $879 for the nine months ended
     September 30, 2000 and 1999, respectively)         8,775           5,869          25,824           16,265
  General and administrative
     (exclusive ofstock-based compensation of
     $319 and $867 for the three months ended
     September 30, 2000 and 1999 and $4,599
     and $1,380 for the nine months ended
     September 30, 2000 and 1999, respectively)         3,756           1,882           9,494            4,747
  Charge for follow-on offering costs                       -               -             733                -
  Amortization of stock-based compensation              2,110           1,368           9,116            3,516
                                                  -----------     -----------     -----------      -----------
     Total operating expenses                          21,473          13,509          63,517           36,832
                                                  -----------     -----------     -----------      -----------
        Loss from operations                          (14,372)         (8,469)        (33,964)         (24,746)
Other income (expense):
  Interest income                                         330             315           1,313              445
  Interest expense                                          -            (310)            (28)            (899)
                                                  -----------     ------------    ------------     ------------
     Total other income (expense)                         330               5           1,285             (454)
                                                  -----------     -----------     -----------      ------------
        Net loss                                  $   (14,042)    $    (8,464)    $   (32,679)     $   (25,200)
                                                  ===========     ===========     ===========      ===========
Basic and diluted loss per share                  $     (0.48)    $     (0.40)    $     (1.15)     $     (1.54)
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

                             INTERWORLD CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                            Nine Months Ended
                                                               September 30,
                                                              -------------
                                                          2000             1999
                                                          ----             ----
Cash flows from operating activities:
   Net loss                                           $   (32,679)     $   (25,200)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
     Depreciation and amortization                          2,270            2,359
     Loss on disposition of property and equipment              8                3
     Amortization of stock-based compensation               9,116            3,516
     Tax payments on stock-based compensation              (2,288)               -
     Non-cash interest expense                                 17              787
     Bad debt expense                                       2,456              951
     Changes in assets and liabilities:
       Accounts receivable, net - including related
        party receivables of ($4,300)                      (9,602)            (182)
       Prepayments and other current assets                  (319)            (260)
       Other assets                                            34               52
       Accounts payable and accrued expenses                6,340            3,262
       Deferred revenue and customer deposits                (242)           2,310
       Deferred rent                                          950              188
                                                      -----------      -----------
         Net cash used in operating activities            (23,939)         (12,214)

Cash flows from investing activities:
   Short-term investments                                  17,986                -
   Capital expenditures                                    (2,977)          (3,771)
                                                      -----------      -----------
         Net cash provided by (used in) investing
          activities                                       15,009           (3,771)

Cash flows from financing activities:
   Principal payments on capital lease obligations           (616)          (1,037)
   Net proceeds from issuance of Series B preferred
    stock                                                       -           15,142
   Net proceeds from Initial Public Offering                    -           47,116
   Proceeds from exercise of common stock options           5,860            1,391
   Proceeds from employee stock purchase plan                 799                -
   Proceeds from notes payable to related party                 -            1,000
   Payments of notes payable to related party                   -           (5,000)
                                                      -----------      ------------
         Net cash provided by financing activities          6,043           58,612

Effect of exchange rate changes in cash and cash
 equivalents                                                  (25)             (24)
                                                      -----------      -----------

Net (decrease) increase in cash and cash equivalents       (2,912)          42,603
Cash and cash equivalents, beginning of period             21,583              858
                                                      -----------      -----------
Cash and cash equivalents, end of period              $    18,671      $    43,461
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

                             INTERWORLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In Thousands, Except Share and Per Share Amounts)
                                   (Unaudited)

NOTE 1. BASIS OF PRESENTATION

The accompanying financial statements have been prepared in conformity with the guidelines set forth by the Securities and Exchange Commission ("SEC") for quarterly reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of InterWorld Corporation ("InterWorld") and its wholly owned and majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

The financial statements and the related Notes are unaudited and should be reviewed in conjunction with InterWorld's Consolidated Financial Statements for the year ended December 31, 1999, as set forth in InterWorld's Annual Report on Form 10-K, as filed. In the opinion of management, the Consolidated Financial Statements and the related notes included herein present fairly, in all material respects, the financial position and results of operations of InterWorld and its wholly owned subsidiaries as of and for the three and nine months ended September 30, 2000. In addition, the stated financial position and quarterly results of operations are not necessarily indicative of expected results for future periods.

NOTE 2. NEW ACCOUNTING PRONOUNCEMENTS

On June 15, 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivatives and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (January 1, 2001 for InterWorld). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of InterWorld anticipates that, due to its limited use of derivative instruments, the adoption of SFAS 133 will not have a significant effect on InterWorld's results of operations, cash flows or its financial position.

In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements". SAB 101 summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. In March 2000, the SEC issued SAB 101A, an amendment to SAB 101, which delays the implementation of SAB 101 to no later than June 30, 2000 for companies with fiscal years that begin between December 16, 1999 and March 15, 2000. In June 2000, the SEC issued SAB 101B, an amendment to SAB 101 and SAB 101A, which delays the implementation date of SAB 101 until no later than the fourth quarter of fiscal years beginning after December 15, 1999. InterWorld does not believe that SAB 101 will have a material impact on its financial statements.

In April 2000, the FASB issued FASB Interpretation No. 44, ("FIN 44") Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25 ("APB 25"). This interpretation, which is effective from July 1, 2000, is intended to clarify certain problems that have arisen in practice since the issuance of APB 25 including the definition of an employee for the purpose of applying APB 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option award and the accounting for an exchange of stock compensation awards in a business combination. The adoption of FIN 44 did not have a material impact on our financial statements.

NOTE 3. LOSS PER COMMON SHARE

The computations of basic loss per share and diluted loss per share for the three and nine months ended September 30, 2000 and 1999 are as follows:

                                                       Three Months Ended                Nine Months Ended
                                                          September 30,                     September 30,
                                                         --------------                     -------------
                                                      2000            1999            2000             1999
                                                      ----            ----            ----             ----
Net loss                                          $   (14,042)    $    (8,464)    $   (32,679)     $   (25,200)
                                                  -----------     -----------     -----------      -----------
Weighted average shares outstanding used for
 basic and diluted loss per share                  29,089,416      20,899,771      28,353,272       16,319,033

Basic and diluted loss per share*                 $     (0.48)    $     (0.40)    $     (1.15)     $     (1.54)
                                                  ===========     ===========     ===========      ===========

* Common stock equivalents are not included since they would be antidilutive.

At September 30, 2000, outstanding options to purchase 6,159,356 shares of common stock, with exercise prices ranging from $1.25 to $72.50 per share and at September 30, 1999, outstanding options to purchase 4,562,196 shares of common stock, with exercise prices ranging from $1.25 to $15.00, have been excluded from the computation of diluted loss per share, as they are antidilutive. At September 30, 2000, outstanding restricted common stock grants of 170,833 shares have been excluded from the computation of diluted loss per share, as they are anitdilutive. There were no restricted grants outstanding at September 30, 1999. At September 30, 2000, outstanding warrants to purchase 150,158 shares of common stock, all with an exercise price of $9.775 per share and at September 30, 1999, warrants to purchase 534,070 shares of Mandatorily Redeemable Series A Convertible Preferred Stock (which was converted to common stock upon consummation of the initial public offering in August 1999) with exercise prices ranging from $2.00 to $9.775, all of which are antidilutive, have been excluded from the computation of diluted loss per share.

NOTE 4. STOCK PLANS

In January 2000, the Compensation Committee granted to an executive options to purchase 150,000 shares of common stock at an exercise price of $15.00. After determining that this below fair market grant was invalid under the 2000 Equity Incentive Plan this grant was rescinded. No options were issued to the executive. Subsequently, on April 5, 2000, the Compensation Committee granted to an executive an aggregate of 109,500 shares of restricted common stock, of which 40,750 shares were to be issued immediately and 6,250 shares on the first day following each completed quarter thereafter. The executive may elect to have InterWorld reduce the number of shares issued to him for payment of applicable federal, state and local taxes. As a result, 21,681 shares were issued to the executive on April 5, 2000, net of his tax obligations. In connection with this issuance, InterWorld recognized approximately $2,100 in stock-based compensation during the nine months ended September 30, 2000, and will recognize approximately $2,218 in the subsequent performance periods ending January 1, 2003.

In February 2000, InterWorld granted to a consultant options to purchase an aggregate of 50,000 shares of common stock at exercise price of $72.50. The options vest upon achievement of certain criteria, as determined by InterWorld's Chief Executive Officer and President.

In July 2000, the Compensation Committee granted an aggregate of 100,000 shares of restricted common stock to an executive officer, of which 25,000 were issued on July 5, 2000. The remaining 75,000 shares will vest in equal installments on October 1, 2000, January 1, 2001 and April 1, 2001. InterWorld recognized $1,025 in stock-based compensation related to this grant during the quarter ended September 30, 2000, and expects to recognize approximately $1,025 in the subsequent vesting periods.

During the nine months ended September 30, 2000, InterWorld issued 1,634,589 shares of common stock from exercises of outstanding options, 285,585 shares of common stock from warrant exercises, 31,150 shares of common stock under the Employee Stock Purchase Plan and 119,181 shares in restricted stock grants.

NOTE 5. EMPLOYMENT AGREEMENTS

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

Effective November 15, 2000, Jeremy Davis, InterWorld's former President and Chief Executive Officer, terminated his employment with InterWorld and vacated his seat on the Board, at which point all of his unvested restricted stock and stock options were forfeited. Michael Donahue, InterWorld's Chairman and Co-Founder assumed the role as President and Chief Executive Officer upon Mr. Davis' departure.

NOTE 6. CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject InterWorld to concentrations of credit risk are primarily cash, accounts receivable, accounts payable, and notes payable. InterWorld generally does not require collateral and the majority of its trade receivables are unsecured.

During the three months ended September 30, 2000, three customers accounted for approximately 44.2% of total revenues. For the three months ended September 30, 1999, one customer accounted for approximately 10.6% of total revenues. At September 30, 2000, three customers accounted for approximately 52.5% of net accounts receivable.

NOTE 7. RECLASSIFICATION

Certain amounts in the financial statements have been reclassified to conform to 2000 classifications.

NOTE 8. RELATED PARTY TRANSACTIONS

During the month of September 2000, InterWorld had two significant product license transactions.

One sale, of approximately $2,200 representing 37% of license revenue in the three months ended September 30, 2000, was with a publicly-traded company whose current Chairman was an executive officer of InterWorld until June 30, 2000. In addition, InterWorld and this customer share a common Board Member. At September 30, 2000 approximately $2,200 was included in Accounts Receivable with respect to this sale, of which approximately $500 has been subsequently collected.

The other sale, of approximately $2,100 representing 36% of license revenue in the three months ended September 30, 2000, was with a customer of which one of its minority shareholders is a principal shareholder of InterWorld. In addition, InterWorld and this customer share a common board member who also has an investment in this customer. At September 30, 2000 approximately $2,100 was included in Accounts Receivable with respect to this sale, of which approximately $1,500 has been subsequently collected.


NOTE 9. SUBSEQUENT EVENTS

On October 12, 2000, InterWorld entered into a Securities Purchase Agreement with Jackpot Enterprises, Inc., which is being renamed J Net Enterprises, Inc. ("J Net"), pursuant to which InterWorld agreed to issue and sell to J Net, and J Net agreed to purchase from InterWorld, 3,200,000 shares of InterWorld's Series A Convertible Preferred Stock ("Series A Preferred") and related Warrants (the "Warrants") for an aggregate purchase price of $20 million in a private placement. This transaction closed on November 10, 2000.

The Series A Preferred shares are entitled to:

Dividend and Voting Rights - Holders of Series A Preferred shares are entitled to dividends at the rate of 8% per annum (on the stated value of $6.25 per share) in preference to common stockholders. These dividends are cumulative and accrue whether or not declared. This rate can increase to 12% for such time as the Market Price, as defined, of InterWorld's Common Stock falls below two dollars ($2.00), subject to certain antidilution provisions. InterWorld has the option to pay such dividends in additional Series A Preferred shares or in cash. In addition, holders of the Series A Preferred shares are entitled to votes equaling the number of shares of Common Stock into which their Series A Preferred shares may be converted.

Liquidation - In the event of a liquidation, dissolution or winding up of InterWorld, the holders of Series A Preferred are entitled to a liquidation preference, equal to the sum of the stated value per share, all accrued but unpaid dividends and any default payments owed under the terms of the Series A Preferred, prior to any distribution to the holders of Common Stock.

Conversion - Each share of Series A Preferred is convertible at the option of the holder at an initial conversion price of $6.25 per share, subject to certain antidilution provisions (the "Conversion Price"). On the six month anniversary of the issue date, the Conversion Price will be adjusted, if lower, to 90% of the average closing price of InterWorld's Common Stock for each trading day during the six month period from the date of issuance, but in no event below two dollars ($2.00), subject to certain anti-dilution provisions.

Redemption - Any of the following events will cause a mandatory redemption of the Series A Preferred shares (each a "Mandatory Redemption Event"):

  (i) If InterWorld (a) fails to issue shares of Common Stock to the holders of Series A Preferred stock upon exercise by the holders of the conversion rights because InterWorld does not have a sufficient number of authorized but unissued shares of common stock; (b) fails to transfer, or cause its transfer agent to transfer, any certificate for shares of Common Stock issued to the holders upon conversion of the Series A Preferred stock, as and when required under the terms of the Series A Preferred; or (c) fails to remove any restrictive legend on any certificate or any shares of Common Stock issued to the holders of Series A Preferred stock upon conversion;

  (ii) If on or before April 12, 2001, InterWorld has not entered into a Change of Control Transaction, as defined, with the holder of a majority of the outstanding shares of Series A Preferred Stock;

  (iii) If InterWorld or any subsidiary of InterWorld makes an assignment for the benefit of creditors, or applies for, or consents to the appointment of, a receiver or trustee for it or for all or substantially all of its property or business; or such a receiver or trustee is otherwise appointed; or

  (iv) If bankruptcy, insolvency, reorganization or liquidation proceedings or other proceedings for relief under any bankruptcy law or any law for the relief of debtors are instituted by or against InterWorld or any subsidiary of the InterWorld.

Upon occurrence of a Mandatory Redemption Event the Series A Preferred will be redeemable for an amount of cash equal to 150% of the sum of the stated value of the Series A Preferred, any accrued but unpaid dividends and any penalty payments that may be due under the terms of the Series A Preferred Agreement. If InterWorld fails to pay this amount within (5) business days, then each holder of Series A Preferred stock shall have the right, so long as the Mandatory Redemption Event continues, to require InterWorld to issue the number of shares of Common Stock of the corporation equal to such applicable redemption amount divided by the lesser of the Conversion Price, two dollars ($2.00), or 65% of the market price, as chosen at the sole discretion of the holders of the Series A Preferred, subject to certain trading market limitations, as defined.

If the number of shares of Common Stock into which shares of Series A Preferred are convertible exceeds the Maximum Share Amount, as defined, and InterWorld does not obtain shareholder approval for the issuance of Common Stock upon the conversion of Series A Preferred within 45 days (A "Trading Market Redemption Event"), the Series A Preferred will be redeemable for an amount of cash equal to the greater of (i) the amount that would apply in the case of a Mandatory Redemption Event and (ii) 150% of the market price for the Common Stock.

Redemption or Conversion at Maturity

So long as (i) all of the shares of Common Stock issuable upon conversion of all outstanding shares of Series A Preferred Stock are then authorized, reserved for issuance, registered for re-sale under the 1933 Act by the holders of the Series A Preferred Stock (or may otherwise be resold publicly without restriction) and eligible to be traded on Nasdaq, the NYSE, the AMEX or Nasdaq Small Cap; and
(ii) there is not then a continuing Mandatory Redemption Event or Trading Market Redemption Event, each share of Series A Preferred Stock issued and outstanding on October 10, 2004 (the "Maturity Date"), shall be either (i) redeemed in cash by InterWorld for the liquidation preference described under "Liquidation" above or (ii) at the option of the holder, converted into shares of Common Stock on such date at a conversion price equal to the lesser of 85% of the Market Price or the Conversion Price otherwise applicable as of the Maturity Date.

The Warrants are exercisable for Common Stock at an exercise price of $7.25 per share, subject to certain antidilution provisions. The number of shares issuable upon exercise of the Warrants is equal to 19.999% of the number of shares of Common Stock issued and outstanding on November 10, 2000 minus the number of shares of Common Stock issued or issuable upon conversion of the Series A Preferred , subject to certain antidilution provisions. The Warrants are exercisable from the date on which the maximum number of shares of Common Stock issuable under the Series A Preferred has been finally determined through November 10, 2005.

InterWorld is currently reviewing the accounting treatment for this transaction and its financial statement impact, if any.

Pursuant to a separate agreement, J Net has also acquired a $12.4 million loan from a brokerage firm that made a loan to Michael Donahue, InterWorld's Chairman, CEO and President, which is secured by Mr. Donahue's shares in InterWorld. Pursuant to the agreement, J Net affected a secured loan transaction that provides for an equity participation in the shares that secure the loan. In the event the Board of Directors of InterWorld approves a merger of J Net with InterWorld on or before April 10, 2001, Mr. Donahue will execute an appropriate voting agreement pursuant to which he will agree to vote his stock in favor of such merger.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report, on Form 10-Q, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking statements are subject to a number of risks, uncertainties and assumptions. Among the factors that could cause actual results to differ significantly from those expressed or implied by such forward-looking statements are: uncertainties relative to global economic conditions; our reliance on a single family of products for substantially all of our sales; our need to attract significant new clients on an ongoing basis; lack of market acceptance of our products; the introduction by our competitors of new or competing technologies; delays in delivery of new products or features; our ability to continue to update business application products, including upgrades to meet international requirements; our inability to successfully maintain or increase market share in our core business while expanding our product base into other markets; our inability to enter into or maintain relationships with system integration companies; the strength of our distribution channels; our inability either internally or through third-party service providers to support client implementation of our products; our inability to recover our costs in sales of our products and services; product defects; changes in our business strategies; as well as the other factors discussed in this Form 10-Q and in other documents filed by InterWorld with the SEC. InterWorld undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

OVERVIEW

We derive revenues primarily from licensing our mission-ready(TM) e-commerce software solutions and providing related services and support to our clients. We commercially introduced our first product in December 1995.

We generally price our platform and applications licenses on a per server or site (revenue) basis. Standard per server license fees for Commerce Exchange Retail Suite for Windows NT(R) and Unix(R) solutions are $250,000 and $350,000, respectively, for Commerce Exchange Business Suite for Windows NT(R) and Unix(R) solutions are $400,000 and $500,000, respectively, and Commerce Intelligence for Windows NT(R) and Unix(R) solutions are $250,000. The recommended production configuration that supports redundancy, fault-tolerance and distributed load balancing across multiple processors is generally available for a license fee of approximately $800,000 to $1,200,000. Licenses for product configurations that support additional servers and users are available. Additional applications, tools, business adapters, professional services and maintenance services are provided at an additional cost to the client. Site licenses are also available. Site licenses typically require the client to pay additional fees based on the client achieving specified electronic commerce revenues.

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

Revenue under multiple element arrangements is allocated to each element using the "residual method", in accordance with Statement of Position No. 98-9, "Modification of SOP 97-2 with Respect to Certain Transactions" ("SOP 98-9"). Under the "residual method", the total fair value of the undelivered elements is deferred and subsequently recognized in accordance with SOP 97-2. The fair value of the undelivered elements is established based on the price when these elements are sold separately and/or when stated renewal rates for maintenance and post-contract support services are included in the agreement.

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

We have incurred significant research and development expenses to develop our products. We charge all research and development costs incurred to establish the technological feasibility of a product or product enhancement to research and development expense as incurred. In addition, we have made substantial investments in our infrastructure to support revenue growth. We intend to increase our staffing in all functional areas as required to accommodate any future revenue growth.

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with InterWorld's unaudited Consolidated Financial Statements and related Notes, included herein, as well as InterWorld's Consolidated Financial Statements and related Notes for the fiscal year ended December 31, 1999, included in InterWorld's Annual Report on Form 10-K, as filed.

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

Recently we have seen a slow down in spending among dot.coms and a lengthening of sales cycles in our target markets. This led to a decrease in product license revenues of approximately $6.5 million, or 52%, during the three-month period ended September 30, 2000, from $12.4 million for the three-month period ended June 30, 2000.

THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Total Revenues, net.

Total revenues, net include fees from product licenses and associated consulting services engagements. Total revenues for the quarter ended September 30, 2000 increased $4 million, or 38%, to $14.6 million, from $10.6 million in the quarter ended September 30, 1999. Product license revenues increased slightly to $5.9 million in the quarter ended September 30, 2000, from $5.7 million in the quarter ended September 30, 1999. Service revenues increased $3.8 million, to $8.7 million in the quarter ended September 30, 2000, from $4.9 million in the quarter ended September 30, 1999. This increase was due to a $1.2 million increase in maintenance revenue, due to an increased installed customer base, and an increase in billings to a larger client base from a larger number of InterWorld professional services employees and systems integration partners.

Cost of Revenues.

Total cost of revenues increased to $7.5 million for the quarter ended September 30, 2000, from $5.5 million for the quarter ended September 30, 1999, an increase of $2.0 million. Total cost of revenues as a percent of total revenues decreased slightly to 51% for the quarter ended September 30, 2000 from 52% for the same period in 1999.

Cost of product license revenues consists of royalties payable to third parties for software that is embedded in or bundled with our products, the costs of product media, documentation and manufacturing costs. Cost of product license revenues, which increased $0.2 million to $0.7 million for the quarter ended September 30, 2000, from the same quarter in 1999, reflects the costs of higher third party royalties. We expect to incur increased third party royalties in future periods.

Cost of services revenues consists primarily of costs related to services employees and systems integration consultants providing installation and modification services and support. Cost of services revenues increased to $6.9 million in the third quarter of 2000, from $5.0 million in the third quarter of 1999. This increase is attributable to the increased use and training of InterWorld and third-party systems integration personnel, due to an increase in services revenue, and to a lesser extent, the training of clients and partners. The decrease in cost of services as a percentage of services revenues is primarily attributable to the increase in maintenance revenue, which generally carry higher margins. We expect that our use of systems integration companies will continue and that these expenses will increase significantly in future periods.

Research and Development.

Research and development expenses consist of costs related to research and development personnel, including salaries, related benefits costs and consulting fees, as well as costs related to facilities and equipment used in research and development. Research and development expenses increased $2.4 million, to $6.8 million in the third quarter of 2000 from $4.4 million in the third quarter of 1999. This increase was principally due to the addition of personnel to support the continuous improvements and additions to our licensed products.

Sales and Marketing.

Sales and marketing expenses consist of salaries and related benefits costs for sales and marketing personnel, sales commissions and other incentive compensation, travel and entertainment expenses and the costs of marketing programs, including trade shows, promotional materials and advertising. Sales and marketing expenses increased to $8.8 million in the third quarter of 2000, from $5.9 million in the third quarter of 1999, an increase of $2.9 million. These increases were due primarily to the expansion of our sales and marketing organizations and initiation of more extensive marketing activities, including advertising designed to increase awareness of our brand. We expect to continue to increase our sales and marketing expenses in future periods.

General and Administrative.

General and administrative expenses consist of salaries and related benefits costs for administrative, finance and human resources personnel, plus related facilities and equipment costs. General and administrative expenses increased to $3.8 million from $1.9 million for the three months ended September 30, 2000 and 1999, respectively. This increase reflects an increase in professional fees of $0.7 million, as well as, additional administrative personnel and infrastructure necessary to manage and support our growth.

Amortization of Stock-Based Compensation.

Amortization of stock-based compensation consists primarily of non-cash charges for stock options granted to employees, directors and consultants, as well as grants of restricted common stock. For option grants to employees with exercise prices deemed below the fair market value of our common stock at the time of grant, the amount of the charge is equal to the difference between the exercise price of the stock option and the deemed fair market value of our common stock at the date of grant multiplied by the number of options granted. The charge is amortized over the vesting period of the options (typically, three to five years). For option grants to non-employees, the charge is equal to the difference between the fair market value of our common stock on the date vested and the exercise price. For restricted stock grants, the amount of the charge is equal to the number of shares granted multiplied by the fair market value on the date of grant.

Amortization of stock-based compensation increased to $2.1 million for the quarter ended September 30, 2000 from $1.4 million for the quarter ended September 30, 1999. This increase was due largely to restricted stock grants to four executives. We estimate that we will recognize approximately $7.0 million of non-cash employee compensation expense in future periods (of which approximately $2.4 million is related to restricted stock grants) through October 2004, including approximately $1.0 million during the remainder of 2000.

Total Other Income (Expense).

Other income (expense) consists primarily of interest income earned on cash and cash equivalents, net of cash and non-cash interest expense for leased equipment.

Other income for the third quarter of 2000 remained unchanged from the third quarter of 1999.

Other expense decreased by approximately $0.3 million in the three months ended September 30, 2000 from the quarter ended September 30, 1999. This decrease was primarily due to the elimination of interest expenses associated with warrants issued in conjunction with our secured loan agreement with Comdisco, Inc., which was terminated upon consummation of our initial public offering.

NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Total Revenues, Net.

Total revenues, net increased to $49.7 million for the nine months ended September 30, 2000, from $25.8 million for the nine months ended September 30, 1999. Product license revenues increased 74% or $11.6 million to $27.3 million for the nine months ended September 30, 2000, from $15.7 million for the nine months ended September 30, 1999, principally due to licensing more of our software products at a higher average license fee per client. Services revenues increased 122% or $12.3 million to $22.4 million for the nine months ended September 30, 2000, from $10.1 million for the nine months ended September 30, 1999. This increase was due to a $3.5 million increase in maintenance revenue, due to an increased installed customer base, and an increase in billings to a larger client base from a larger number of InterWorld professional services employees and systems integration partners.

Cost of Revenues.

Total cost of revenues increased to $20.2 million for the nine months ended September 30, 2000, from $13.7 million for the nine months ended September 30, 1999, an increase of $6.5 million. Total cost of revenues as a percent of total revenues decreased to 41% for the nine months ended September 30, 2000 from 53% for the same period in 1999.

Cost of product license revenues, which increased $1.8 million to $2.9 million for the nine months ended September 30, 2000, from the same period in 1999, reflects the costs of higher third party royalties. We expect to incur increased third party royalties in future periods.

Cost of services revenues increased to $17.3 million in the first nine months of 2000, from $12.7 million in the first nine months of 1999. This increase is attributable to the increased use and training of InterWorld and third-party systems integration personnel, due to an increase in services revenue, and to a lesser extent, the training of clients and partners. The decrease in cost of services as a percentage of services revenues is primarily attributable to the increase in maintenance revenue, which generally carry higher margins. We expect that our use of systems integration companies will continue and that these expenses will increase significantly in future periods.

Research and Development.

Research and development expenses increased to $18.4 million for the nine months ended September 30, 2000, from $12.3 million for the nine months ended September 30, 1999. This increase was principally due to the addition of personnel to support the design and development of our products.

Sales and Marketing.

Sales and marketing expenses increased to $25.8 million for the nine months ended September 30, 2000 from $16.3 million for the nine months ended September 30, 1999. This increase was due primarily to the expansion of our sales and marketing organization and expanded marketing activities, including advertising designed to increase awareness of our brand. In addition, we had an increase in sales commissions and other incentive compensation due to our expanding client base. We expect to continue to incur significant sales and marketing expenses in future periods.

General and Administrative.

General and administrative expenses increased to $9.5 million for the nine months ended September 30, 2000, from $4.7 million for the nine months ended September 30, 1999. This reflects an increase of $1.5 million in bad debt expenses, as well as, the addition of administrative personnel and infrastructure necessary to manage and support our growth.

Charge for Follow-On Offering Costs.

Charge for follow-on offering costs associated with the cancelled offering (which occurred in the second quarter of 2000) were $0.7 million during the nine months ended September 30, 2000.

Amortization of Stock-Based Compensation.

During the nine months of 2000, we recognized $9.1 million of stock-based compensation expense related to stock options and restricted stock grants, an increase of $5.6 million from the first nine months of 1999. This increase was due largely to restricted stock grants to four executives, which represent approximately $7.4 million of the $9.1 million of stock-based compensation expense recognized during the first nine months of 2000.

Total Other Income (Expense).

Other income (expense) for the first nine months of 2000 increased by approximately $1.8 million from the first nine months of 1999 to $1.3 million. Interest income increased by approximately $0.9 million from the first nine months of 1999, primarily due to interest income earned on higher cash and short-term investment balances. Interest expense decreased by approximately $0.9 million from the first nine months of 1999, primarily due to the elimination of interest expense associated with warrants issued to Comdisco, Inc.

LIQUIDITY AND CAPITAL RESOURCES

Since inception through our initial public offering in August 1999, we financed our operations primarily through approximately $64.6 million in private sales of mandatorily redeemable preferred stock (all of which automatically converted to common stock upon the consummation of our initial public offering). Additionally, we financed our operations with approximately $40.8 million in proceeds from our August 1999 initial public offering (after deducting underwriting discounts and commissions and estimated expenses) and an additional $6.3 million from the purchase of additional shares to cover underwriter overallotments. At September 30, 2000, we had cash and cash equivalents of $18.7 million and working capital of $14.3 million.

We have had significant negative cash flows from operating activities to date. Net cash used in operating activities for the nine months ended September 30, 2000 and 1999 were $23.9 and $12.2 million, respectively. Net cash used in operating activities in each of these periods was primarily the result of expenditures for product development, sales and marketing and infrastructure enhancements. For the nine months ended September 30, 2000, this consisted of an operating loss of approximately $32.7 million, partially offset by the non-cash amortization of stock-based compensation, which approximated $9.1 million, and depreciation expense, which approximated $2.3 million. Cash used to support the increase in accounts receivable of approximately $9.6 million has been partially offset by an increase in accounts payable and accrued expenses, which approximated $6.3 million.

Net cash provided by (used in) investing activities consists primarily of the redemption of short-term investments, specifically three to six month government securities and capital expenditures for computer equipment, purchased software, office equipment, furniture, fixtures and leasehold improvements. Capital expenditures for the nine months ended September 30, 2000 aggregated $3.0 million, primarily for computer equipment and leasehold improvements. Net cash provided by the redemption of short-term investments in securities with maturity dates exceeding three months was $18.0 million for the nine months ended September 30, 2000.

The Series A Preferred shares purchased by J Net pursuant to a Securities Purchase Agreement dated October 12, 2000, contain terms under which, in certain circumstances, the holders of the Series A Preferred may require InterWorld to redeem the Series A Preferred shares for an amount of cash equal to 150% of the sum of the stated value of the Series A Preferred shares, any accrued but unpaid dividends and any penalty payments, that may be due under the terms of the Series A Preferred Agreement.(Note 9) Such cash redemption would aggregate at a minimum, $30.0 million. InterWorld does not anticipate it will generate sufficient cash from operations to pay such amounts should there be a demand for payment. Absent a redemption of the Series A Preferred, InterWorld, at the rate at which it is currently using cash, will need an infusion of additional capital financing to meet its cash needs for its existing business through fiscal 2001.

PART II

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a). Exhibits
        27.1 - Financial Data Schedule

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             INTERWORLD CORPORATION

DATE:   November 16, 2000           BY:  /s/ Michael Donahue
     --------------------------        ----------------------------------------
                                       Michael Donahue
                                       Chairman, President &
                                       Chief Executive Officer

DATE:   November 16, 2000           BY: /s/ Doug Maio
     --------------------------        ----------------------------------------
                                       Douglas Maio
                                       Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number                                  Description
------                                  -----------
 27.1           Financial Data Schedule for the nine-month period ended
                September 30, 2000