Form 10-Q/A
period 2000-06-30
INTERWORLD CORP
filed 2001-04-02
CIK 1060326

=============================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q/A

(Mark One)

     [X] AMENDED QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

                                EXPLANATORY NOTE

This Form 10-Q/A includes in Item 1 of Part 1 such revised financial statements and related notes thereto for the three and six-month periods ended June 30, 2000, and other information relating to such revised financial statements. Except for Items 1 and 2 and Exhibit 27.1, no other information included in the original report on Form 10-Q is amended by this Form 10-Q/A.


  ===========================================================================

                             INTERWORLD CORPORATION
                                TABLE OF CONTENTS

                                                                        Page
PART I - FINANCIAL INFORMATION                                          ----

 Item 1. Financial Statements

   Consolidated Balance Sheets as of June 30, 2000 (unaudited
     and revised) and December 31, 1999                                   2

   Consolidated Statements of Operations for the three and six months
     ended June 30, 2000 (unaudited and revised) and 1999 (unaudited)     3

   Consolidated Statements of Cash Flows for the six months ended
     June 30, 2000 (unaudited and revised) and 1999 (unaudited)           4

   Notes to Consolidated Financial Statements (unaudited and revised)     5

 Item 2. Management's Discussion and Analysis of Financial Condition
   and Results of Operations                                              9

PART II - OTHER INFORMATION

 Item 1.  Legal Proceedings                                              14

 Item 4.  Submission of Matters to a Vote of Security Holders            14

 Item 6.  Exhibits and Reports on Form 8-K                               14

SIGNATURES                                                               15

EXHIBIT INDEX                                                            15

PART I
Item 1. FINANCIAL STATEMENTS

                             INTERWORLD CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (In Thousands, Except Share Amounts)

                                                   June 30,        December 31,
                                                     2000              1999
                                                     ----              ----
                                                  (unaudited
                                                  and revised)
ASSETS
Current assets:
  Cash and cash equivalents                      $    13,925       $    21,583
  Short-term investments                              14,434            17,986
  Accounts receivable (net of allowance for
    doubtful accounts of  $1,537 and $1,256
    at June 30, 2000 and December 31, 1999,
    respectively)                                     11,386             6,505
    Deferred contract costs                              363                 -
    Prepayments and other current assets               2,236             1,580
                                                 -----------     -------------
      Total current assets                            42,344            47,654
                                                 -----------       -----------
Property and equipment, net                            7,674             7,161
Other assets                                             463               486
                                                 -----------       -----------
      Total assets                               $    50,481       $    55,301
                                                 ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses          $    12,531       $     8,637
  Capital lease obligations to related
    party - current                                       37               599
  Deferred revenue and customer deposits               8,174             5,201
                                                 -----------       -----------
      Total current liabilities                       20,742            14,437
                                                 -----------       -----------
Deferred rent                                          2,239             1,586
                                                 -----------       -----------
      Total liabilities                               22,981            16,023
                                                 -----------       -----------
Stockholders' equity:
  Preferred stock
    ($0.01 par value; 15,000,000 shares
    authorized, -0- issued and outstanding
    at June 30, 2000 and December 31, 1999)                -                 -
  Common stock
    ($0.01 par value; 100,000,000 shares
    authorized, 28,477,155 and 27,234,238
    issued and outstanding at June 30, 2000
    and December 31, 1999, respectively)                 285               272
  Additional paid-in capital                         131,188           122,612
  Accumulated deficit                               (103,902)          (83,554)
  Equity adjustments                                     (71)              (52)
                                                 -----------       -----------
      Total stockholders' equity                      27,500            39,278
                                                 -----------       -----------
      Total liabilities and stockholders'
        equity                                   $    50,481       $    55,301
                                                 ===========       ===========

The accompanying notes are an integral part of these consolidated financial statements.

                             INTERWORLD CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands, Except Share Amounts)
                                   (Unaudited)

                                                             Three Months Ended              Six Months Ended
                                                                  June 30,                        June 30,
                                                                 ---------                       --------
                                                           2000            1999            2000             1999
                                                           ----            ----            ----             ----
                                                         (revised)                       (revised)
Revenues, net:
  Product licenses                                     $    10,597     $     5,652     $    19,575     $    10,038
  Services                                                   7,204           2,614          13,448           5,229
                                                       -----------     -----------     -----------     -----------
      Total revenues, net                                   17,801           8,266          33,023          15,267
                                                       -----------     -----------     -----------     -----------

Cost of revenues:
  Product licenses                                           1,119             343           2,095             551
  Services
    (exclusive of stock-based compensation of $61
    and $79 for the three months ended June 30, 2000
    and 1999 and $152 and $400 for the six months
    ended June 30, 2000 and 1999, respectively)              5,837           5,071          10,187           7,669
                                                       -----------     -----------     -----------     -----------
      Total cost of revenues                                 6,956           5,414          12,282           8,220
                                                       -----------     -----------     -----------     -----------
        Gross profit                                        10,845           2,852          20,741           7,047
                                                       -----------     -----------     -----------     -----------
Operating expenses:
  Research and development
    (exclusive of stock-based compensation of $1,447
    and $214 for the three months ended June 30, 2000
    and 1999 and $1,660 and $577 for the six months
    ended June 30, 2000 and 1999, respectively)              6,190           4,277          11,518           7,914
  Sales and marketing
    (exclusive of stock-based compensation of $404 and
    $237 for the three months ended June 30, 2000 and
    1999 and $913 and $657 for the six months ended
    June 30, 2000 and 1999, respectively)                    9,962           5,428          17,049          10,396
  General and administrative
    (exclusive of stock-based  compensation of $2,786
    and $88 for the  three months ended June 30, 2000
    and 1999 and $4,281 and $515 for the six months
    ended June 30, 2000 and 1999, respectively)              2,758           1,860           5,738           2,821
  Charge for follow-on offering costs (Note 9)                 733               -             733               -
  Amortization of stock-based compensation                   4,698             618           7,006           2,149
                                                       -----------     -----------     -----------     -----------
      Total operating expenses                              24,341          12,183          42,044          23,280
                                                       -----------     -----------     -----------     -----------
        Loss from operations                               (13,496)         (9,331)        (21,303)        (16,233)

Other income (expense):
  Interest income                                              462              38             983             130
  Interest expense                                              (2)           (293)            (28)           (589)
                                                       -----------    ------------    ------------    ------------
      Total other income (expense)                             460            (255)            955            (459)
                                                       -----------     -----------     -----------     -----------
        Loss before income taxes                           (13,036)         (9,586)        (20,348)        (16,692)

Income taxes                                                     -               -               -             (44)
                                                       -----------     -----------     -----------     -----------

        Net loss                                       $   (13,036)    $    (9,586)    $   (20,348)    $   (16,736)
                                                       ===========     ===========     ===========     ===========

Basic and diluted loss per share                       $     (0.46)    $     (0.68)    $     (0.73)    $     (1.20)
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

                             INTERWORLD CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)


                                                         Six Months Ended
                                                             June 30,
                                                             --------
                                                       2000             1999
                                                       ----             ----
                                                     (revised)
Cash flows from operating activities:
  Net loss                                         $   (20,348)     $   (16,736)
  Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation and amortization                        1,511            1,495
    Loss on disposition of property and equipment            6               (2)
    Amortization of stock-based compensation             7,006            2,149
    Tax payments on stock-based compensation            (2,287)               -
    Non-cash interest expense                               17              524
    Bad debt expense                                     1,476              574
    Changes in assets and liabilities:
      Accounts receivable, net                          (6,357)             (32)
      Deferred contact costs                              (363)               -
      Prepayments and other current assets                (655)              32
      Deferred offering costs                                -             (143)
      Other assets                                          23               48
      Accounts payable and accrued expenses              3,855              162
      Deferred revenue and customer deposits             2,973            1,479
      Deferred rent                                        653              201
                                                   -----------      -----------
        Net cash used in operating activities          (12,490)         (10,249)
                                                   -----------      -----------

Cash flows from investing activities:
  Short-term investments                                 3,552                -
  Capital expenditures                                  (2,031)          (2,531)
                                                   -----------      -----------
        Net cash provided by (used in) investing
         activities                                      1,521           (2,531)
                                                   -----------      -----------
Cash flows from financing activities:
  Principal payments on capital lease obligations         (579)            (684)
  Net proceeds from issuance of Series B
    preferred stock                                          -           16,500
  Proceeds from exercise of common stock options         3,521              789
  Proceeds from employee stock purchase plan               388                -
  Proceeds from notes payable to related party               -            1,000
  Payments of notes payable to related party                 -           (4,000)
                                                   -----------      -----------
        Net cash provided by financing activities        3,330           13,605
                                                   -----------      -----------
Effect of exchange rate changes in cash and cash
  equivalents                                              (19)               -
                                                   -----------      -----------
Net (decrease) increase in cash and cash
  equivalents                                           (7,658)             825

Cash and cash equivalents, beginning of period          21,583              858
                                                   -----------      -----------
Cash and cash equivalents, end of period           $    13,925      $     1,683
                                                   ===========      ===========

The accompanying notes are an integral part of these consolidated financial statements.

                             INTERWORLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In Thousands, Except Share and Per Share Amounts)
                             (unaudited and revised)


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


NOTE 2. REVISION OF FINANCIAL STATEMENTS

In June 2000, InterWorld executed a software license agreement with a significant customer. Concurrently, InterWorld started negotiations on a long-term master services agreement with this customer pursuant to which InterWorld would be required to make significant modifications and customizations to the software. Accordingly, due to the lack of a definitive master services agreement with the customer InterWorld determined that reported license and service revenues and their respective costs from this license transaction required revision. InterWorld has determined it must revise its financial statements for the three- and six-month periods ended June 30, 2000.

This revision presents a change from accounting for this software arrangement as a multiple element arrangement with separate license and service elements to accounting for the arrangement as a bundled transaction under the percentage of completion method of accounting in accordance with Statement of Position No. 81-1 ("SOP 81-1"), as required by Statement of Position No. 97-2 ("SOP 97-2"). In accordance with SOP 81-1, InterWorld will defer all revenue and expenses related to this contract and will recognize revenue and expenses based on the terms of a definitive arrangement with a significant customer when such an arrangement is finalized.

Accordingly, such financial statements for the periods presented in this Form 10-Q/A have been revised as follows.

                                                           Three Months Ended              Six Months Ended
                                                              June 30, 2000                  June 30, 2000
                                                              -------------                  -------------
                                                       As Reported       Revised        As Reported       Revised
                                                       -----------       -------        -----------       -------
Statement of Operations Data
Revenues, net:
  Product Licenses                                     $   12,409      $    10,597     $    21,387     $    19,575
  Services                                                  7,466            7,204          13,710          13,448
Cost of Revenues:
  Product License                                           1,245            1,119           2,221           2,095
  Services                                                  6,074            5,837          10,424          10,187

        Net loss                                       $   (11,325)    $   (13,036)    $   (18,637)    $   (20,348)
                                                       ===========     ===========     ===========     ===========
Basic and diluted loss per share                       $     (0.40)    $     (0.46)    $     (0.67)    $     (0.73)
                                                       ===========     ===========     ===========     ===========

                                                     June 30, 2000
                                                     -------------
                                               As Reported       Revised
                                               -----------       -------
Balance Sheet Data
  Deferred Contract Costs                     $         -     $       363
  Deferred revenue                                  6,100           8,174
  Accumulated deficit                            (102,191)       (103,902)



NOTE 3. ACCOUNTING ESTIMATES


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


NOTE 4. NEW ACCOUNTING PRONOUNCEMENTS


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


NOTE 5. LOSS PER COMMON SHARE


The computations of basic loss per share and diluted loss per share for the three and six months ended June 30, 2000 and 1999 are as follows:

                                              Three Months Ended                  Six Months Ended
                                                   June 30,                           June 30,
                                                   ---------                          --------
                                            2000              1999             2000              1999
                                            ----              ----             ----              ----

Net loss                                $   (13,036)      $    (9,586)     $   (20,348)      $   (16,736)
                                        -----------       -----------      -----------       -----------

Weighted average shares outstanding
  used for Basic and diluted loss
  per share                              28,334,382        14,060,751       27,981,156        13,990,702

Basic and diluted loss per share*       $     (0.46)      $     (0.68)     $     (0.73)      $     (1.20)
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


NOTE 6. STOCK PLANS


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


NOTE 7. EMPLOYMENT AGREEMENTS


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


NOTE 8. CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject InterWorld to concentrations of credit risk are primarily cash, accounts receivable, accounts payable, and notes payable. InterWorld generally does not require collateral and the majority of its trade receivables are unsecured.

During the three months ended June 30, 2000, one customer accounted for approximately 13.5% of total revenues. For the three months ended June 30, 1999, two customers accounted for approximately 28.6% of total revenues. At June 30, 2000, one customer accounted for approximately 10% of net accounts receivable.

NOTE 9. RECLASSIFICATION


Certain amounts in the financial statements have been reclassified to conform to 2000 classifications.


NOTE 10. FOLLOW-ON OFFERING


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

NOTE 11. SUBSEQUENT EVENTS


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


Revenue from contracts for professional services requiring significant production, modification or customization to InterWorld's software products is recognized on a percentage of completion basis, in accordance with Statement of Position 81-1.


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

RESULTS OF OPERATIONS


The following discussion and analysis should be read in conjunction with InterWorld's unaudited Consolidated Financial Statements and related Notes, included herein, as well as InterWorld's Consolidated Financial Statements and related Notes for the fiscal year ended December 31, 1999, included in InterWorld's Annual Report on Form 10-K. Additionally, the following discussion and analysis has been revised to conform with the revisions as disclosed in Note 2 to InterWorld's unaudited Consolidated Financial Statements and related Notes, included herein.


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

THREE MONTHS ENDED JUNE 30, 2000 AND 1999


Total Revenues, net.

Total revenues, net include fees from product licenses and associated consulting services engagements. Total revenues for the quarter ended June 30, 2000 increased $9.5 million, or 114%, to $17.8 million, from $8.3 million in the quarter ended June 30, 1999. Product license revenues increased $4.9 million, to $10.6 million in the quarter ended June 30, 2000, from $5.7 million in the quarter ended June 30, 1999. This increase was largely the result of licensing more of our software products at a higher average license fee per client. Service revenues increased $4.6 million, to $7.2 million in the quarter ended June 30, 2000, from $2.6 million in the quarter ended June 30, 1999, primarily due to an increase in billings from a larger number of InterWorld professional services employees, and the use of systems integration partners on a subcontracting basis, to a larger client base.

Cost of Revenues.

Total cost of revenues increased to $7.0 million for the quarter ended June 30, 2000, from $5.4 million for the quarter ended June 30, 1999, an increase of $1.6 million. Total cost of revenues as a percent of total revenues decreased to 39% for the quarter ended June 30, 2000 from 65% for the same period in 1999.

Cost of product license revenues consists of royalties payable to third parties for software that is embedded in or bundled with our products, the costs of product media, documentation and manufacturing costs. Cost of product license revenues, which increased $0.8 million to $1.1 million for the quarter ended June 30, 2000, from the same quarter in 1999, reflects the costs of higher third party royalties and the increased volume of sales. We expect to incur increased third party royalties in future periods.

Cost of services revenues consists primarily of costs related to services employees and systems integration consultants providing installation and modification services and support. Cost of services revenues increased to $5.8 million in the second quarter of 2000, from $5.1 million in the second quarter of 1999. This increase is attributable to the increased use and training of InterWorld and third-party systems integration personnel, and to a lesser extent, the training of clients and partners. We expect that our use of systems integration companies will continue and that these expenses will increase significantly in future periods.


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

Charge for Follow-On Offering Costs.


Charge for follow-on offering costs consists of costs associated with the contemplated underwritten sale of InterWorld's common stock in a follow-on public offering. In view of the market conditions at that time, InterWorld withdrew their request for the Offering. Subsequently, InterWorld recognized approximately $0.7 million in costs associated with the cancelled offering during the three months ended June 30, 2000. (Note 10)


Amortization of Stock-Based Compensation.

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


Amortization of stock-based compensation increased to $4.7 million for the quarter ended June 30, 2000 from $0.6 million for the quarter ended June 30, 1999. This increase was due largely to restricted stock grants to four executives. We estimate that we will recognize approximately $11.5 million of non-cash employee compensation expense in future periods (of which approximately $6.2 million is related to restricted stock grants) through October 2004, including approximately $2.1 million during the remainder of 2000. (Notes 6 and
11)


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

SIX MONTHS ENDED JUNE 30, 2000 AND 1999


Total Revenues, Net.

Our total revenues, net increased to $33.0 million for the six months ended June 30, 2000, from $15.3 million for the six months ended June 30, 1999. Product license revenues increased 96% or $9.6 million to $19.6 million for the six months ended June 30, 2000, from $10.0 million for the six months ended June 30, 1999. Services revenues increased 158% or $8.2 million to $13.4 million for the six months ended June 30, 2000, from $5.2 million for the six months ended June 30, 1999. These increases were primarily due to licensing more of our software products at a higher average license fee per client, and to a lesser extent, from the provision of services to a larger client base.


Cost of Revenues.

Total cost of revenues increased to $12.3 million for the six months ended June 30, 2000, from $8.2 million for the six months ended June 30, 1999. Cost of services revenues increased to $10.2 million for the six months ended June 30, 2000, from $7.7 million for the six months ended June 30, 1999. This increase was principally due to hiring additional professional services personnel and the increased use and training of systems integration companies. Cost of license revenues increased to $2.1 million for the six months ended June 30, 2000, from $0.6 million for the six months ended June 30, 1999 due to the costs of higher third party royalties on an increased volume of sales. We expect that our professional services personnel and the use of systems integration companies will continue and that these expenses will also increase significantly in future periods.


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

Charge for Follow-On Offering Costs.

Charge for follow-on offering costs associated with the cancelled offering (which occurred in the second quarter of 2000) were $0.7 million during the six months ended June 30, 2000. (Note 10)


Amortization of Stock-Based Compensation.

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

LIQUIDITY AND CAPITAL RESOURCES


Since inception, we financed our operations primarily through approximately $64.6 million in private sales of mandatorily redeemable preferred stock (all of which automatically converted to common stock upon consummation of our initial public offering in August 1999), $40.8 million in proceeds from our August 1999 initial public offering (after deducting underwriting discounts and commissions and estimated expenses) and an additional $6.3 million from the purchase of additional shares to cover underwriter overallotments. At June 30, 2000, we had cash and cash equivalents and short-term investments of $28.4 million and working capital of $21.6 million.


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

                             INTERWORLD CORPORATION


DATE:      April 2, 2001            BY:       /s/ Michael J. Donahue
      --------------------------       ----------------------------------------
                                        Michael J. Donahue
                                        Chief Executive Officer and Vice
                                        Chairman

DATE:      April 2, 2001            BY:      /s/ Steven L. Korby
      --------------------------       ----------------------------------------
                                       Steven L. Korby
                                       Chief Financial Officer, Executive Vice
                                       President and Treasurer

EXHIBIT INDEX

Exhibit
Number       Description

 27.1     Financial Data Schedule for the six-month period ended June 30, 2000