Form 10-Q/A
period 2000-09-30
INTERWORLD CORP
filed 2001-04-02
CIK 1060326

==============================================================================

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

                                EXPLANATORY NOTE

This Form 10-Q/A includes in Item 1 of Part 1 such revised financial statements and related notes thereto for the three and nine-month periods ended September 30, 2000, and other information relating to such revised financial statements. Except for Items 1 and 2 and Exhibit 27.1, no other information included in the original report on Form 10-Q is amended by this Form 10-Q/A

 ==============================================================================

                             INTERWORLD CORPORATION
                                TABLE OF CONTENTS
                                                                          Page
                                                                          ----

PART I - FINANCIAL INFORMATION
  Item 1. Financial Statements
     Consolidated Balance Sheets as of September 30, 2000 (unaudited
        and revised) and December 31, 1999                                  2

     Consolidated Statements of Operations for the three and nine months ended September 30, 2000 (unaudited and revised) and 1999
        (unaudited)                                                         3

     Consolidated Statements of Cash Flows for the nine months ended
        September 30, 2000 (unaudited and revised) and 1999 (unaudited)     4

     Notes to Consolidated Financial Statements (unaudited and revised)     5

  Item 2. Management's Discussion and Analysis of Financial Condition
    and Results of Operations                                              11


PART II - OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                                16

SIGNATURES                                                                 17

EXHIBIT INDEX                                                              17

PART I
Item 1.       FINANCIAL STATEMENTS

                             INTERWORLD CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (In Thousands, Except Share Amounts)

                                                  September 30,     December 31,
                                                      2000              1999
                                                      ----              ----
                                                   (unaudited
                                                   and revised)
ASSETS
Current assets:
  Cash and cash equivalents                       $    18,671       $    21,583
  Short-term investments                                    -            17,986
  Accounts receivable - including related
   party receivables of $4,300 at September
   30, 2000 (net of allowance for
   doubtful accounts of $2,424 and $1,256
   at September 30, 2000 and December 31,
   1999, respectively)                                 13,651             6,505
  Deferred contract costs                               1,459                 -
  Prepayments and other current assets                  1,866             1,580
                                                  -----------       -----------
     Total current assets                              35,647            47,654

Property and equipment, net                             7,893             7,161
Other assets                                              452               486
                                                  -----------       -----------
     Total assets                                 $    43,992       $    55,301
                                                  ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses           $    14,977       $     8,637
  Capital lease obligations to related
   party - current                                          -               599
  Deferred revenue and customer deposits                8,579             5,201
                                                  -----------       -----------
     Total current liabilities                         23,556            14,437

Deferred rent                                           2,536             1,586
                                                  -----------       -----------
     Total liabilities                                 26,092            16,023

Stockholders' equity:
  Preferred stock
     ($0.01 par value; 15,000,000 shares
     authorized, -0- issued and outstanding
     at September 30, 2000 and December 31,
     1999)                                                  -                 -
  Common stock
     ($0.01 par value; 100,000,000 shares
     authorized, 29,304,743 and 27,234,238
     issued and outstanding at September
     30, 2000 and December 31, 1999,
     respectively)                                        293               272
   Additional paid-in capital                         136,078           122,612
   Accumulated deficit                               (118,394)          (83,554)
   Equity adjustments                                     (77)              (52)
                                                  -----------       -----------
     Total stockholders' equity                        17,900            39,278
                                                  -----------       -----------
     Total liabilities and stockholders' equity   $    43,992       $    55,301
                                                  ===========       ===========

The accompanying notes are an integral part of these consolidated financial statements.

                             INTERWORLD CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)


                                                       Three Months Ended               Nine Months Ended
                                                          September 30,                   September 30,
                                                          --------------                  -------------
                                                      2000            1999            2000             1999
                                                      ----            ----            ----             ----
                                                    (revised)                      (revised)
Revenues, net:
  Product licenses - including related party
     revenues of $4,300 for the three and
     nine months ended September 30, 2000         $     5,944     $     5,653     $    25,519      $    15,691
  Services                                              7,148           4,906          20,596           10,135
                                                  -----------     -----------     -----------      -----------
     Total revenues, net                               13,092          10,559          46,115           25,826

Cost of revenues:
  Product licenses                                        670             537           2,765            1,088
  Services
     (exclusive of stock-based compensation of
     $59 and $75 for the three months ended
     September 30, 2000 and 1999 and $212 and
     $476 for the nine months ended September
     30, 2000 and 1999, respectively)                   5,771           4,982          15,958           12,652
                                                  -----------     -----------     -----------      -----------
     Total cost of revenues                             6,441           5,519          18,723           13,740
                                                  -----------     -----------     -----------      -----------
        Gross profit                                    6,651           5,040          27,392           12,086

Operating expenses:
  Research and development
     (exclusive of stock-based compensation of
     $48 and $204 for the three months ended
     September 30, 2000 and 1999 and $1,708
     and $781 for the nine months ended
     September 30, 2000 and 1999, respectively)         6,832           4,390          18,350           12,304
  Sales and marketing
     (exclusive of stock-based compensation of
     $1,684 and $222 for the three months
     ended September 30, 2000 and 1999 and
     $2,597 and $879 for the nine months ended
     September 30, 2000 and 1999, respectively)         8,775           5,869          25,824           16,265
  General and administrative
     (exclusive of stock-based compensation of
     $319 and $867 for the three months ended
     September 30, 2000 and 1999 and $4,599
     and $1,380 for the nine months ended
     September 30, 2000 and 1999, respectively)         3,756           1,882           9,494            4,747
  Charge for follow-on offering costs                       -               -             733                -
  Amortization of stock-based compensation              2,110           1,368           9,116            3,516
                                                  -----------     -----------     -----------      -----------
     Total operating expenses                          21,473          13,509          63,517           36,832
                                                  -----------     -----------     -----------      -----------
        Loss from operations                          (14,822)         (8,469)        (36,125)         (24,746)
Other income (expense):
  Interest income                                         330             315           1,313              445
  Interest expense                                          -            (310)            (28)            (899)
                                                  -----------     ------------    ------------     ------------
     Total other income (expense)                         330               5           1,285             (454)
                                                  -----------     -----------     -----------      ------------
        Net loss                                  $   (14,492)    $    (8,464)    $   (34,840)     $   (25,200)
                                                  ===========     ===========     ===========      ===========
Basic and diluted loss per share                  $     (0.50)    $     (0.40)    $     (1.23)     $     (1.54)
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

                             INTERWORLD CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                            Nine Months Ended
                                                               September 30,
                                                              -------------
                                                          2000             1999
                                                          ----             ----
Cash flows from operating activities:
   Net loss                                           $   (34,840)     $   (25,200)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
     Depreciation and amortization                          2,270            2,359
     Loss on disposition of property and equipment              8                3
     Amortization of stock-based compensation               9,116            3,516
     Tax payments on stock-based compensation              (2,288)               -
     Non-cash interest expense                                 17              787
     Bad debt expense                                       2,456              951
     Changes in assets and liabilities:
       Accounts receivable, net - including related
        party receivables of ($4,300)                      (9,602)            (182)
       Deferred contract costs                             (1,459)               -
       Prepayments and other current assets                  (319)            (260)
       Other assets                                            34               52
       Accounts payable and accrued expenses                6,340            3,262
       Deferred revenue and customer deposits               3,378            2,310
       Deferred rent                                          950              188
                                                      -----------      -----------
         Net cash used in operating activities            (23,939)         (12,214)

Cash flows from investing activities:
   Short-term investments                                  17,986                -
   Capital expenditures                                    (2,977)          (3,771)
                                                      -----------      -----------
         Net cash provided by (used in) investing
          activities                                       15,009           (3,771)

Cash flows from financing activities:
   Principal payments on capital lease obligations           (616)          (1,037)
   Net proceeds from issuance of Series B preferred
    stock                                                       -           15,142
   Net proceeds from Initial Public Offering                    -           47,116
   Proceeds from exercise of common stock options           5,860            1,391
   Proceeds from employee stock purchase plan                 799                -
   Proceeds from notes payable to related party                 -            1,000
   Payments of notes payable to related party                   -           (5,000)
                                                      -----------      ------------
         Net cash provided by financing activities          6,043           58,612

Effect of exchange rate changes in cash and cash
 equivalents                                                  (25)             (24)
                                                      -----------      -----------

Net (decrease) increase in cash and cash equivalents       (2,912)          42,603
Cash and cash equivalents, beginning of period             21,583              858
                                                      -----------      -----------
Cash and cash equivalents, end of period              $    18,671      $    43,461
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


NOTE 2. REVISION OF FINANCIAL STATEMENTS

In June 2000, InterWorld executed a software license agreement with a significant customer. Concurrently, InterWorld started negotiations on a long-term master services agreement with this customer pursuant to which InterWorld would be required to make significant modifications and customizations to the software. Accordingly, due to the lack of a definitive master services agreement with the customer InterWorld determined that reported license and service revenues and their respective costs from this license transaction required revision. InterWorld has determined it must revise its financial statements for the three- and nine-month periods ended September 30, 2000.

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

Accordingly, such financial statements for the periods presented in this Form 10-Q/A have been revised as follows.

                                                           Three Months Ended                Nine Months Ended
                                                           September 30, 2000               September 30, 2000
                                                           ------------------               ------------------
                                                       As Reported       Revised        As Reported       Revised
                                                       -----------       -------        -----------       -------
Statement of Operations Data
Revenues, net:
  Product Licenses                                     $    5,944      $     5,944     $    27,331     $    25,519
  Services                                                  8,694            7,148          22,404          20,596
Cost of Revenues:
  Product License                                             670              670           2,891           2,765
  Services                                                  6,867            5,771          17,291          15,958

        Net loss                                       $   (14,042)    $   (14,492)    $   (32,679)    $   (34,840)
                                                       ===========     ===========     ===========     ===========
Basic and diluted loss per share                       $     (0.48)    $     (0.50)    $     (1.15)    $     (1.23)
                                                       ===========     ===========     ===========     ===========

                                                  September 30, 2000
                                                  ------------------
                                               As Reported       Revised
                                               -----------       -------
Balance Sheet Data
  Deferred Contract Costs                     $         -     $     1,459
  Deferred revenue                                  4,959           8,579
  Accumulated deficit                            (116,233)       (118,394)




NOTE 3. NEW ACCOUNTING PRONOUNCEMENTS


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


NOTE 3. LOSS PER COMMON SHARE


The computations of basic loss per share and diluted loss per share for the three and nine months ended September 30, 2000 and 1999 are as follows:

                                                       Three Months Ended                Nine Months Ended
                                                          September 30,                     September 30,
                                                         --------------                     -------------
                                                      2000            1999            2000             1999
                                                      ----            ----            ----             ----
Net loss                                          $   (14,492)    $    (8,464)    $   (34,840)     $   (25,200)
                                                  -----------     -----------     -----------      -----------
Weighted average shares outstanding used for
 basic and diluted loss per share                  29,089,416      20,899,771      28,353,272       16,319,033

Basic and diluted loss per share*                 $     (0.50)    $     (0.40)    $     (1.23)     $     (1.54)
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

During the three months ended September 30, 2000, two customers accounted for approximately 37.6% of total revenues. For the three months ended September 30, 1999, one customer accounted for approximately 10.6% of total revenues. At September 30, 2000, three customers accounted for approximately 52.5% of net accounts receivable.


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



NOTE 10. SUBSEQUENT EVENTS


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

THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Total Revenues, net.


Total revenues, net include fees from product licenses and associated consulting services engagements. Total revenues for the quarter ended September 30, 2000 increased $2.5 million, or 24%, to $13.1 million, from $10.6 million in the quarter ended September 30, 1999. Product license revenues increased slightly to $5.9 million in the quarter ended September 30, 2000, from $5.7 million in the quarter ended September 30, 1999. Service revenues increased $2.2 million, to $7.1 million in the quarter ended September 30, 2000, from $4.9 million in the quarter ended September 30, 1999. This increase was due to a $1.1 million increase in maintenance revenue, due to an increased installed customer base, and an increase in billings to a larger client base from a larger number of InterWorld professional services employees and systems integration partners.


Cost of Revenues.

Total cost of revenues increased to $6.4 million for the quarter ended September 30, 2000, from $5.5 million for the quarter ended September 30, 1999, an increase of $.9 million. Total cost of revenues as a percent of total revenues decreased slightly to 49% for the quarter ended September 30, 2000 from 52% for the same period in 1999.

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

Cost of services revenues consists primarily of costs related to services employees and systems integration consultants providing installation and modification services and support. Cost of services revenues increased to $5.8 million in the third quarter of 2000, from $5.0 million in the third quarter of 1999. This increase is attributable to the increased use and training of InterWorld and third-party systems integration personnel, due to an increase in services revenue, and to a lesser extent, the training of clients and partners. The decrease in cost of services as a percentage of services revenues is primarily attributable to the increase in maintenance revenue, which generally carry higher margins. We expect that our use of systems integration companies will continue and that these expenses will increase significantly in future periods.


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

NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Total Revenues, Net.


Total revenues, net increased to $46.1 million for the nine months ended September 30, 2000, from $25.8 million for the nine months ended September 30, 1999. Product license revenues increased 62% or $9.8 million to $25.5 million for the nine months ended September 30, 2000, from $15.7 million for the nine months ended September 30, 1999, principally due to licensing more of our software products at a higher average license fee per client. Services revenues increased 104% or $10.5 million to $20.6 million for the nine months ended September 30, 2000, from $10.1 million for the nine months ended September 30, 1999. This increase was due to a $3.4 million increase in maintenance revenue, due to an increased installed customer base, and an increase in billings to a larger client base from a larger number of InterWorld professional services employees and systems integration partners.

Cost of Revenues.

Total cost of revenues increased to $18.7 million for the nine months ended September 30, 2000, from $13.7 million for the nine months ended September 30, 1999, an increase of $5.0 million. Total cost of revenues as a percent of total revenues decreased to 41% for the nine months ended September 30, 2000 from 53% for the same period in 1999.

Cost of product license revenues, which increased $1.7 million to $2.8 million for the nine months ended September 30, 2000, from the same period in 1999, reflects the costs of higher third party royalties. We expect to incur increased third party royalties in future periods.

Cost of services revenues increased to $16.0 million in the first nine months of 2000, from $12.7 million in the first nine months of 1999. This increase is attributable to the increased use and training of InterWorld and third-party systems integration personnel, due to an increase in services revenue, and to a lesser extent, the training of clients and partners. The decrease in cost of services as a percentage of services revenues is primarily attributable to the increase in maintenance revenue, which generally carry higher margins. We expect that our use of systems integration companies will continue and that these expenses will increase significantly in future periods.


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

LIQUIDITY AND CAPITAL RESOURCES

Since inception through our initial public offering in August 1999, we financed our operations primarily through approximately $64.6 million in private sales of mandatorily redeemable preferred stock (all of which automatically converted to common stock upon the consummation of our initial public offering). Additionally, we financed our operations with approximately $40.8 million in proceeds from our August 1999 initial public offering (after deducting underwriting discounts and commissions and estimated expenses) and an additional $6.3 million from the purchase of additional shares to cover underwriter overallotments. At September 30, 2000, we had cash and cash equivalents of $18.7 million and working capital of $12.1 million.

We have had significant negative cash flows from operating activities to date. Net cash used in operating activities for the nine months ended September 30, 2000 and 1999 were $23.9 and $12.2 million, respectively. Net cash used in operating activities in each of these periods was primarily the result of expenditures for product development, sales and marketing and infrastructure enhancements. For the nine months ended September 30, 2000, this consisted of an operating loss of approximately $34.8 million, partially offset by the non-cash amortization of stock-based compensation, which approximated $9.1 million, and depreciation expense, which approximated $2.3 million. Cash used to support the increase in accounts receivable of approximately $9.6 million has been partially offset by an increase in accounts payable and accrued expenses, which approximated $6.3 million.

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

                             INTERWORLD CORPORATION

DATE:    April 2, 2001              BY:  /s/ Michael J. Donahue
     --------------------------        ----------------------------------------
                                       Michael J. Donahue
                                       Chief Executive Officer and Vice Chairman

DATE:    April 2, 2001              BY: /s/ Steven L. Korby
     --------------------------        ----------------------------------------
                                       Steven L. Korby
                                       Chief Financial Officer, Executive Vice
                                       President and Treasurer

EXHIBIT INDEX

Exhibit
Number                                  Description
- ------                                  -----------
 27.1           Financial Data Schedule for the nine-month period ended
                September 30, 2000