Form 10-K
period 2000-12-31
INTERWORLD CORP
filed 2001-04-03
CIK 1060326

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

(Mark One)

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      For the year ended December 31, 2000
                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of February 28, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $7,365,491. As of February 28, 2001, there were 29,367,243 shares of the Registrant's Common Stock issued and outstanding.

                       Documents Incorporated by Reference
                       -----------------------------------
Portions of the Proxy Statements for the Registrant's 2001 Annual Meeting of Shareholders to be filed within 120 days after the end of the Registrant's fiscal year, are incorporated by reference in Parts I, II and III.

===============================================================================

                             INTERWORLD CORPORATION
                                TABLE OF CONTENTS

                                                                        Page
                                                                        ----
PART I

     Item 1. Business                                                     2

     Item 2. Properties                                                   8

     Item 3. Legal Proceedings                                            8

     Item 4. Submission of Matters to a Vote of Security Holders          8


PART II

     Item 5. Market for Registrant's Common Equity and Related
             Shareholder Matters                                          9

     Item 6. Selected Consolidated Financial Data                        10

     Item 7. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                         11

     Item 7(a). Quantitative and Qualitative Disclosure About
                Market Risk                                              24

     Item 8. Consolidated Financial Statements and Supplementary
             Data                                                        25

     Item 9. Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure                         47


PART III

     Item 10. Directors and Executive Officers of the Registrant         47

     Item 11. Executive Compensation                                     47

     Item 12. Security Ownership of Certain Beneficial Owners and
              Management                                                 47

     Item 13. Certain Relationships and Related Transactions             47


PART IV

     Item 14. Exhibits, Financial Statement Schedules and Reports
              on Form 8-K                                                47


SIGNATURES                                                               48

PART I

Item 1. Business

OVERVIEW

InterWorld(R) Corporation (InterWorld), founded in 1995, is a leading provider of enterprise commerce software solutions. Our solutions address customer relationship management, supplier relationship management, sales channel management and business intelligence for companies in the retail, manufacturing, distribution, telecommunications and transportation industries.

Our ready-to-deploy applications, components and tools are based on our Process-Centric(TM) architecture, which enables medium and large-sized companies to maximize returns on investments (ROI) in information technology. Our open software solutions increase our customers profitability, efficiency and satisfaction by allowing a business to enhance selling opportunities, manage complex sales channels, orchestrate sophisticated marketing campaigns, leverage and integrate disparate technology systems, capture and rapidly respond to critical business intelligence and facilitate complex business process interactions among its customers, vendors and partners.

Our software solutions help companies:

- Get to market quickly with e-business initiatives by offering over 600 ready-to-deploy e-business processes, which can save companies thousands of hours of costly development work.

- Automate customer relationship management and sales and support processes, which enable companies to continuously update and improve these processes across multiple channels, including the Web, point-of-sale, call center, wireless and marketplaces.

- Achieve lower total-cost-of-ownership (TCO) with our Process-Centric approach. Our solutions are easily adaptable and designed to facilitate dynamic business and technology changes. Our solutions also reduce the need for proprietary development through their support of industry standards such as XML, CIF, BizTalk and Rosetta Net.

- Improve profitability and deepen understanding of their business by utilizing our sophisticated business intelligence application. Our software facilitates enterprise-wide collaboration enabling companies to quickly and simply gather and act on business intelligence, without the need for technical support.

- Facilitate enterprise integration through pre-built software adaptors that easily connect multiple back-office systems, sales channels, digital marketplaces and business trading partners. In addition, our enterprise integration capabilities enable a company to continue to use existing legacy systems, rather than forcing a company to buy or build new systems from scratch.

Our focus on ROI is particularly important in today's economic climate as capital, once readily available to build an entirely new application, is now limited. Increasingly, companies are demanding that their suppliers and vendors offer them the option to do business online. Given the high costs associated with information technology, companies need to ensure that their investments will lead to enhanced profitability. To drive profitability, companies must not only understand buying trends of their customers, they must also be in a position to act on these trends. Further, companies must be able to collaborate on an enterprise-wide basis as well as with their customers and suppliers to sustain growth and remain competitive.

To complement and extend our solutions, we have partnered with some of the world's leading consulting and technology companies such as Andersen, Deloitte & Touche LLP, NCR Corporation, Sun Microsystems, Inc. and webMethods, Inc. Our customers include, among others, Brooks Brothers, Inc., Burlington Coat Factory Warehouse Corporation, Crane Co., IKON Office Solutions, Inc., J&R Music and Computer World, Inc., MSC Industrial Direct, Inc., Oki Data Americas, Inc., TAKKT, AG, Verizon Data Services Inc. and Walt Disney Internet Group.

RECENT DEVELOPMENTS

Since the third quarter of 2000, the business climate for technology companies has undergone a radical transformation. To respond to this transformation, InterWorld has made significant changes to adapt to the current economic situation. These changes include:

New Executive Management Team and Board Of Directors
----------------------------------------------------
In November 2000, Michael Donahue, our founder and then Chairman, resumed an executive role at InterWorld and became President and Chief Executive Officer. During the first quarter of 2001, we appointed Allan R. Tessler as Chairman, Larry McTavish as President and Chief Operating Officer, Steven L. Korby as Executive Vice President, Chief Financial Officer and Treasurer and Michael Morini as Executive Vice President of Sales, Marketing and Channel Solutions. Our new management team is focused on cash management and defining a clear "path to profitability." We have also significantly restructured our board of directors. Our current board includes Allan R. Tessler, Chairman and CEO of J Net Enterprises, Inc., Michael J. Donahue, Vice Chairman and CEO of InterWorld, Mark W. Hobbs, President and COO of J Net Enterprises, Inc., Narry D. Singh, B2B industry consultant, author and former Partner at The McKenna Group, Russell West, former President of OneNetPlus.com, David R. Markin, Chairman, President and CEO of Checker Motors Corporation and a Director of J Net Enterprises, Inc. and David Lonsdale, President and CEO of bTrade.com, Inc.

Partner-Focused Business Model
------------------------------
In 2001, we will focus heavily on expanding our relationships with our existing system integration and technology partners and on rolling out joint sales and marketing programs through these alliances. We will develop, promote and sell our software solutions in conjunction with our partners' products, services and solutions. In addition, we will increase our reach through new distribution channels by seeking to create new relationships with other system integrators and technology partners. For example, we recently signed an alliance with Deloitte & Touche and expanded our existing alliances with Andersen and webMethods, Inc.

Additional Financing
--------------------
We received $20 million of equity financing in November 2000 from J Net Enterprises, Inc., a technology and services holding company. In January 2001, we entered into an agreement for an additional commitment from J Net Enterprises, Inc. to invest $20 million and potentially up to an aggregate of $40 million and to convert its preferred stock to common stock. However, we have been advised by counsel that due to recent events, J Net Enterprises, Inc. may not be obligated to consummate these transactions. We are in discussions with J Net Enterprises, Inc. regarding a potential modification of the proposed financing. No assurance can be given as to our ability to secure such modification. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Cost Restructuring and Organizational Realignment
-------------------------------------------------
We recently implemented a targeted cost reduction strategy and reduced organizational plan, which we believe will lead to significant expense reduction. Beginning in October 2000, we reduced our staff by 61 positions. On an annualized basis, such reductions will result in a savings of $6.8 million in salary expenses for 2001.

As a result of the restructuring we commenced in the fourth quarter of 2000, we have reorganized our sales, marketing and channel solutions organizations as well as our sales model and marketing strategy to take better advantage of the strengths of our product suite. We will continue to focus on leveraging our indirect channel alliances to increase sales.

NASDAQ Notice
-------------
InterWorld's common stock is currently listed on the NASDAQ National Market. On March 13, 2001, we received notification from the NASDAQ Stock Market, Inc. (NASDAQ) that we were not in compliance with the NASDAQ's $1.00 minimum bid price requirement because our common stock had closed below that minimum bid price for 30 consecutive trading days. Our failure to meet NASDAQ's maintenance criteria may result in the de-listing of our common stock from the NASDAQ National Market, which could have a material adverse effect on our business, financial condition or results of operations.

INDUSTRY BACKGROUND AND MARKET OPPORTUNITIES

By now, the impact of the Web on commerce is well documented and few doubt its significant effect on the ability of businesses to attract and retain new customers. Industry research bears this out:

- Forrester Research estimates that B2B e-commerce trade in North America will grow from $406.2 billion in 2000 to $2.7 trillion by 2004.

- IDC estimates that the market for Internet e-commerce applications is expected to grow from an estimated $1.7 billion in 1999 to more than $13 billion by 2003 and that by 2003 over $45 billion will be spent on e-business software.

- AMR forecasts that companies will spend $7.8 billion on software that helps them transact more effectively with suppliers in 2001, up from $5.4 billion in 2000. AMR also forecasts that companies will spend an additional $9.8 billion on software that helps them track purchases and inquiries by customers in 2001, up from $6.8 billion in 2000.

Now that e-commerce has become widely adopted by businesses, expectations to show results from e-commerce efforts are increasing. It no longer suffices for businesses to provide new revenue streams and distribution channels. E-commerce must also reduce a company's overall operating costs, provide a platform for growth and enable a business to measure and improve its performance in the future.

To take advantage of these industry trends, InterWorld intends to penetrate further the retail, distribution and manufacturing industries, as well as explore other business opportunities such as telecommunications and transportation. These sectors offer large addressable markets with significant numbers of business opportunities. Further, companies in these markets tend to possess large information technology budgets and have increasing demands for sophisticated solutions to promote efficiencies in their business.

INTERWORLD'S ENTERPRISE COMMERCE SOFTWARE SOLUTIONS

InterWorld's enterprise commerce software solutions are comprised of applications, components and tools for customer relationship management, partner relationship management, sales channel management and business intelligence. Our enterprise commerce solutions, known as the InterWorld Commerce Suites(TM), are bundled to address the needs of specific industries and domains, including retail, manufacturing, distribution, telecommunications and transportation.

Process-Centric Architecture and Technology Foundation
------------------------------------------------------

Our Process-Centric approach is specifically designed to minimize the time and cost associated with software configuration, customization, improvements and upgrades. For example, our Process-Centric architecture allows businesses to implement additional functionality in incremental stages, allowing for continued improvement and further efficiencies. The flexibility inherent in Process-Centric computing enables businesses to adapt to changing business and technology conditions and to reduce long-term maintenance costs because changes to processes are quick and easy to implement with little or no programming required.

Our solution is also designed to scale to meet the demands of large organizations that have complex transactions, a large number of simultaneous users, high transaction volumes and complex databases. Our platform supports industry standard Web browsers, wireless devices and e-mail protocols and operates on multiple operating systems, including Microsoft Windows NT and Sun Solaris-Unix. We support industry-standard databases, including Microsoft SQL Server and Oracle. In addition, Microsoft IIS, Netscape Enterprise and Apache Web servers are supported. The architecture is designed to facilitate easy migration to other database and server platforms, as client demand or market conditions require.

As companies rely on their enterprise commerce solutions to provide a platform for growth, it is imperative that the technology they use be based on open standards that are scalable enough to sustain this growth and provide the requisite flexibility to adapt to rapidly changing business environments. To that end, our entire application suite will support the J2EE open development standard by the second half of 2001.

Enterprise Applications
-----------------------

Customer Relationship Management

Our customer relationship management capabilities support Web-based and wireless self-service interfaces for a business' customers to access and manage their accounts, orders, returns and account history. Our business edition also includes advanced capabilities for purchasing managers and organizations, including organizational account and security modeling, credit limit management and requisition and purchase order approval. In addition our customer service station product enables call center representatives to take orders on behalf of customers, log incidents, provide order and shipping status, handle returns and address account issues and history with customers.

Supplier Relationship Management

Our supplier relationship management capabilities support Web-based and wireless self-service interfaces for a business' suppliers to access and manage product information, specific vendor discounts, product introductions and upgrades and view product line sales performance. In addition, we provide the supplier with the ability to upload product catalogs and manage content directly to the web site. These capabilities promote efficiency by enabling partners to directly manage these processes, which were previously accomplished by phone and fax and implemented by the business internally causing unnecessary delay and redundancy.

Sales Channel Management

Our sales channel management capabilities are designed to provide clients with ready-to-deploy e-business processes, including pre-sales merchandising, personalization, order processing and management, catalog management, inventory status and exception-based transaction management. Our core sales channel management solution contains over 600 pre-defined processes and over 350 pre-built components, which provide clients with a rich and comprehensive starting point for their online sales channels.

Business Intelligence

Our business intelligence solution, called Commerce Intelligence(TM) allows a business to sift through valuable data coming in through multiple sales channels to understand better what products, customers and promotions are operating efficiently and more importantly, which ones are not. Using an easy-to-use interface, business managers can then quickly revise or fine-tune inefficient business processes and marketing practices to improve customer satisfaction and margins.

Tools
-----

We provide a number of software development, system administration, business management and content management tools that enable companies to customize and manage our solutions. For example, InterWorld's Business Station(TM) tool enables business managers to control and manage the deployment of their business strategies throughout all aspects of their e-business environment; InterWorld's Dev Station(TM) tool is designed for rapid enterprise e-business development and deployment, utilizing an integrated development environment that provides a simple user interface for managing changes to data, objects, and presentation; InterWorld's Control Station(TM) tool enables system administrators to monitor, manage and configure their system resources to optimize performance; and InterWorld's Design Station(TM) tool gives Web site designers the ability to create and maintain content-intensive e-business sites through an integrated design environment.

Enterprise Integration
----------------------

The InterWorld Commerce Suite is designed to integrate easily into a company's existing technology systems. Utilizing our advanced Enterprise Broker(R) application, we can automate most interactions among suppliers, sellers and purchasers. To accomplish this deep, enterprise-wide integration, we offer a broad variety of software adaptors, requiring minimal customization and programming on installation, that connect legacy systems such as ERP, SCM, CRM and EDI to the InterWorld Commerce Suite. We also offer a suite of software adaptors that function as "on-ramps" to e-procurement networks, digital marketplaces and trading networks, which enable a wide variety of business documents to flow between a company and its trading partners. This end-to-end integration allows clients to reduce costs by eliminating fax and phone orders and improve efficiencies by eliminating manual intervention in the selling processes.

Our component architecture supports a variety of different programming models including Java, C++, COM and others. We provide standard adaptors that enable our products to operate with software systems such as SAP, PeopleSoft and Siebel. Our approach provides our customers with the extensibility and ease-of-change of the Process-Centric computing approach along with the openness of Java.

Services
--------

Our Professional Services organization offers consulting and system integration services that are associated with the planning, installation and customization of our products. We also work closely with third-party systems integrators, such as Andersen, Deloitte & Touche and NCR to implement our Commerce Suite solutions for customers worldwide.

STRATEGY

Our objective is to further our position as a leading provider of enterprise commerce software solutions. The driving elements of our strategy for 2001 include the following:

Focus on ROI
------------
We will focus our marketing and product development efforts on maximizing our customers' ROI. In today's business climate, customers are concerned with maximizing returns on their information technology investments. We plan to help improve ROI by automating online sales and support processes. Our solutions also enable customers to achieve lower total cost of ownership with our process-oriented approach.

Leverage Existing Partners
--------------------------
We plan to leverage our existing alliances to capture additional market share by adding complementary applications and solutions as well as reaching into new markets. We have developed a tiered Global Alliance Program designed to foster joint solutions, cooperative marketing campaigns, lead-generation and joint-sales approaches between InterWorld and key partners. The Global Alliance Program recognizes two categories of alliances: systems integrators and technology partners.

- Systems Integrators - Systems integrators have a strong influence on their clients' software purchasing decisions and we believe that many of these firms are seeking turn-key enterprise commerce solutions that enable them to satisfy their clients' needs more rapidly than would be possible through traditional custom development. We have recently significantly expanded our alliances with top-level consulting firms and will aggressively train partners on our products and services. Our current key system integrator relationships include Andersen, Deloitte & Touche and NCR. We are co-developing joint marketing plans with our systems integrators to reach existing and new markets. In addition, we expect to work with our systems integrators to customize our solutions to meet the needs of their clients' specific business needs.

- Technology Partners - We have expanded our solutions by integrating capabilities from our technology partners such as Acctuate, Hummingbird, Informatica, MicroStrategy and webMethods. In addition, we plan to introduce deeper content management capabilities through third-party support. In December 2000, we signed an expanded alliance with webMethods, Inc. allowing us to resell webMethods' entire suite of integration services, thereby providing our customers with a superior level of enterprise integration. These integration products can be sold as upgrades to customers that have installed our base solution. Additionally, our technology alliances allow us to leverage our partners' customer base for new leads.

Support for Industry Standard J2EE
----------------------------------
During the second half of 2001, we plan to release version 5.0 of the InterWorld Commerce Suite, which will include full support of a J2EE-compliant application server. J2EE support will dramatically increase the number of developers who can customize or extend the functionality of the InterWorld Commerce Suite. This will also reduce the costs of our internal research and development efforts.

Provide Upward Migration Path
-----------------------------
We provide our clients with an upward migration path through the use of an open-standards-based technology platform, sophisticated migration tools, our Process-Centric architecture for easy implementation of new processes and components, and continued expansion of integration adaptors and "on-ramps."

SALES AND MARKETING

Our sales and marketing strategy is to pursue business opportunities through a combination of indirect selling efforts with our systems integrators and technology partners as well as through our direct sales force. Our primary target accounts consist of medium and large-sized multinational companies within the retail, manufacturing, distribution, telecommunications and transportation industries. We target the executive business and technology decision makers within these organizations. In addition, we expect to continue to generate upselling opportunities by providing incremental functionality and new software releases.

Our sales efforts are undertaken by in-house partner and technical professionals who create proposals, presentations and demonstrations that address the specific business and technology requirements of the client.

As of February 28, 2001, our worldwide sales and business development organizations consisted of 43 employees. We intend to continue to increase the size of our sales and business development organizations both domestically and internationally.

As of February 28, 2001, our marketing organization consisted of 18 professionals. Marketing efforts include partner go-to-market strategies, product marketing, joint advertising, public relations and demand generation activities.

RESEARCH AND PRODUCT DEVELOPMENT

As of February 28, 2001, our engineering organization was comprised of 101 developers, development managers, technical writers, test engineers and quality assurance personnel. Our research and development expenses were $26.7 million in 2000.

We employ a collaborative product planning and development process. The planning process involves gathering product requirements from our sales and marketing organization, as well as from clients and strategic partners. Clients and partners have input into future product direction and functionality.

We follow a rigorous quality assurance and testing process. This process is designed to identify software defects through the entire development cycle. Several test types are employed and defect reports and metrics are tracked to facilitate resolution, including system testing and performance benchmarking.

CLIENTS

We market our products and services to medium and large-sized companies. As of February 28, 2001, we had over 70 clients.

Set forth below is a representative list of our high-profile clients.

Brooks Brothers, Inc.      J&R Music & Computer World,    TAKKT, AG
Burlington Coat Factory      Inc.                         Verizon Data Services,
  Warehouse Corporation    Jockey.com, Inc.                 Inc.
Crane Co.                  MSC Industrial Direct, Inc.    Walt Disney Internet
IKON Office Solutions,     Oki Data Americas, Inc.           Group
  Inc.


COMPETITION

There is intense competition in the e-business software industry. We expect competition to intensify in the future. We compete against the in-house development efforts of companies engaging in e-business, as well as other software application vendors and developers and internet-based marketplaces. Our current competitors include Art Technology Group, Blue Martini, BroadVision, Click Commerce, Haht, IBM, Intershop Communications, Ironside, Microsoft, Open Market, SpaceWorks and Vignette. We expect other companies to enter our market.

We compete principally on the basis of product performance, client service and price. Our market is still evolving and we may not be able to compete successfully with current or future competitors. Competitive pressures faced by us may have a material adverse effect on our business, financial condition and results of operations.

PROPRIETARY RIGHTS

We rely on intellectual property laws, employee and third-party non-disclosure agreements and other methods to protect our proprietary rights. We currently own one U.S. patent relating to our product architecture and technology. While we believe that our patent is valid, it may be challenged, invalidated or circumvented. Moreover, the rights granted under any patent issued to us or under licensing agreements may not provide competitive advantages to it. We believe that, due to the rapid pace of technological innovation for e-business solutions, our ability to establish and maintain a position of technology leadership in the industry is dependent more on the skills of our development personnel than upon the legal protections afforded our existing technologies.

We have registered "InterWorld(R)" and "Enterprise Broker(R)" as trademarks in the United States.

Our agreements with employees, consultants and others who participate in the development of our software may be breached and there may not be adequate remedies for any breach. In addition, our trade secrets may otherwise become known to or independently developed by competitors. Furthermore, our efforts to protect our proprietary technology may fail to prevent the development and design by others of products or technology similar to or competitive with those developed by us.

The computer software market is characterized by frequent and substantial intellectual property litigation. Intellectual property litigation is complex and expensive, and the outcome of such litigation is difficult to predict. BroadVision and Open Market, two of our competitors, have been issued U.S. patents on some aspects of their electronic commerce products. We received a letter from counsel to Open Market concerning the potential applicability of the Open Market patents to our products. The letter stated that Open Market was prepared to meet with us to resolve issues concerning the applicability of its patents and to discuss terms of an appropriate license agreement. We responded to the Open Market inquiry, informing Open Market that based on our review of the Open Market patents and the analysis and advice of our patent counsel, we believe that our products do not infringe the patents awarded to Open Market. We have not received any further inquiries or correspondence from Open Market since our September 1998 response and have had no inquiries or discussions with BroadVision with regard to patent matters. We have also received a letter from TechSearch, LLC stating its belief that InterWorld's Web site induces the infringement by others of one or more claims of a U.S. patent issued to TechSearch. InterWorld's patent counsel has advised InterWorld that this patent is invalid in view of prior art. Although InterWorld does not believe that it is infringing their patent rights, any of these companies may claim that InterWorld is doing so. If a claim of patent infringement by these or other companies were made against InterWorld, it would likely incur significant expenses in defending against the claim, which could adversely affect its financial condition and results of operations. In addition, if a claim of infringement is made against InterWorld and it is not successful in defending against the claim, InterWorld could be liable for substantial damages and prevented from using any infringing technology. InterWorld may also be required to make royalty payments, which could be substantial, to the holder of the patent rights. These events could have a material adverse effect on InterWorld's business, financial condition, results of operations and prospects for growth.

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

EMPLOYEES

As of February 28, 2001, InterWorld had a total of 258 employees. Of the total employees, 101 were in development and product management, 37 in worldwide sales, 18 in marketing, 6 in alliances, 56 in worldwide services and 40 in administration. None of InterWorld's employees are represented by a labor union. InterWorld has not experienced any work stoppages and considers its relations with its employees to be good.

Item 2. Properties

InterWorld's principal offices are located in New York City and consist of approximately 112,000 square feet of leased office space. The lease for the New York offices expires in December 2015. InterWorld believes that its existing facilities are adequate to meet its needs for the foreseeable future. InterWorld currently subleases approximately 37% of its leased space. See Note 14 of Notes to Consolidated Financial Statements. InterWorld intends to continue to sublease this space until it requires the space for its operations. InterWorld also rents office space in various cities in the United States and in other countries for sales and field service and support activities.

Item 3. Legal Proceedings

On April 19, 2000, InterWorld filed a suit in the Arizona Superior Court, Maricopa County, to enforce the payment terms and conditions of its software license and maintenance agreement with Insight Enterprises, Inc. The amount of relief requested is approximately $1.6 million, plus associated legal costs. There can be no assurance that we will prevail in this action or that, in the event we do prevail, we will be able to collect on a judgment.

In March 2001, InterWorld was notified that the SEC is conducting a formal, non-public investigation of matters related to trading in InterWorld's securities. At present, InterWorld has no reason to believe it is a target of the investigation. InterWorld is cooperating fully with the SEC in connection with this investigation.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the security holders during the fourth quarter of the fiscal year ended December 31, 2000.

PART II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters

InterWorld's common stock has been quoted on The NASDAQ Stock Market's National Market under the symbol INTW since August 11, 1999. The following table presents, for the periods indicated, the high and low sales prices per share of InterWorld's common stock as reported on The NASDAQ National Market.

  1999                                              High        Low
  ----                                              ----        ---
  Third Quarter (beginning August 11,1999)        $43.125    $16.4375
  Fourth Quarter                                   $93.50     $35.00

  2000
  ----
  First Quarter                                   $88.875     $50.50
  Second Quarter                                   $58.00     $10.00
  Third Quarter                                    $29.75      $3.50
  Fourth Quarter                                   $4.25      $0.3438

  2001
  ----
  First Quarter (through March 23, 2001)           $1.4375    $0.3125

On March 23, 2001, the last reported sale price of InterWorld's Common Stock on the NASDAQ National Market was $0.3125. As of February 28, 2001, there were 271 shareholders of record of InterWorld's common stock.

Dividends

We have never declared or paid cash dividends on our common stock and do not anticipate paying a cash dividend on our common stock. As more fully described in Notes 7 and 17 of Notes to the Consolidated Financial Statements, the holders of our mandatorily redeemable Series A Convertible Preferred Stock are entitled to certain dividends, as defined.

Item 6. Selected Consolidated Financial Data

The selected consolidated financial data below as of December 31, 2000 and 1999 and for the years ended December 31, 2000, 1999 and 1998 have been derived from InterWorld's consolidated financial statements included in this Form 10-K which have been audited by PricewaterhouseCoopers LLP, independent accountants. The selected consolidated financial data below as of December 31, 1998, 1997 and 1996 and for the years ended December 31, 1997 and 1996, have been derived from audited consolidated financial statements that are not included in this Annual Report on Form 10-K. The selected consolidated financial data set forth below should be read in conjunction with, and is qualified in its entirety by, InterWorld's consolidated Financial Statements, related notes and other financial information included elsewhere in this Annual Report on Form 10-K.

                                                                          Year Ended December 31,
                                                                          -----------------------
                                                      2000        1999 (2)    1998 (2)     1997 (2)     1996 (2)
                                                      ----         ----        ----          ----        ----
                                                                (in thousands, except per share data)
Statement of Operations Data:
Revenues, net:
   Product licenses                                 $  26,222    $  23,855   $   9,754    $   4,883    $     779
   Services                                            26,090       16,692       4,834        3,073        1,241
   Other                                                    -            -           2          100          408
                                                    ---------    ---------   ---------    ---------    ---------
     Total revenues, net                               52,312       40,547      14,590        8,056        2,428
                                                    ---------    ---------   ---------    ---------   ----------
Cost of revenues:
   Product licenses                                     3,663        1,884         671          278           82
   Services                                            20,857       18,509       6,419        6,784        1,751
   Other                                                    -            -           -          107          322
                                                    ---------    ---------    ---------   ---------    ---------
     Total cost of revenues                            24,520       20,393       7,090        7,169        2,155
                                                    ---------    ---------    ---------   ---------    ---------
       Gross profit                                    27,792       20,154       7,500          887          273
Operating expenses:

   Research and development                            26,699       18,340      10,112        6,907        2,379
   Sales and marketing                                 39,157       24,174      12,455        8,554        2,457
   General and administrative                          18,236        8,051       6,564        7,006        2,746
   Charge for follow-on offering costs                    733            -           -            -            -
                                                    ---------    ---------   ---------    ---------    ---------
     Total operating expenses                          84,825       50,565      29,131       22,467        7,582
                                                    ---------    ---------   ---------    ---------    ---------
       Loss from operations                           (57,033)     (30,411)    (21,631)     (21,580)      (7,309)
Total other income (expense)                            1,694           52        (431)         (95)         112
Income taxes                                                -            -           -            -            -
                                                    ---------    ---------   ---------    ---------    ---------
       Loss from continuing operations                (55,339)     (30,359)    (22,062)     (21,675)      (7,197)
Discontinued operations:
   Expenses from discontinued operations (1)                -            -           -       (1,310)           -
   Provision for operating losses to date of
     disposition (1)                                        -            -           -         (627)           -
                                                    ---------    ---------   ---------    ---------    ---------
       Net loss                                     $ (55,339)   $ (30,359)  $ (22,062)  $  (23,612)   $  (7,197)
Less:
   Dividends on mandatorily redeemable
     convertible preferred stock                         (317)           -           -            -            -
   Accretion of issuance costs associated with
     mandatorily redeemable convertible
     preferred stock                                      (27)           -           -            -            -
                                                    ----------   ---------   ---------    ---------    ---------
       Net loss available for common
         shareholders                               $ (55,683)   $ (30,359)  $ (22,062)   $ (23,612)   $  (7,197)
                                                    =========    =========   =========    =========    =========
Basic and diluted loss per share                    $   (1.95)   $   (1.59)  $   (1.60)   $   (1.75)   $   (0.53)
                                                    =========    =========   =========    =========    =========


                                                                          As of December 31,
                                                                          ------------------
                                                      2000         1999         1998         1997         1996
                                                      ----         ----         ----         ----         ----
                                                                            (in thousands)
Balance Sheet Data:

Cash and cash equivalents and short-term
   investments                                      $  22,497    $  39,569   $     858    $   6,081    $   6,111
Working capital (deficit)                              12,075       33,217        (635)       3,802        4,653
Total assets                                           44,689       55,301      14,119       17,431        8,865
Long Term Obligations (including mandatorily           19,808            -      51,162       39,180       13,431
redeemable preferred stock)
Total shareholders'  (deficit)/equity                  (2,559)      39,278     (46,216)     (28,795)      (7,119)


(1) On March 30, 1998, InterWorld completed a spin-off distribution of a subsidiary, UGO Networks, Inc. (UGO), reducing InterWorld's majority ownership of UGO to a minority interest of approximately 18%. Since March 30, 1998, InterWorld's minority interest in UGO has decreased to approximately 4.5% due to private equity financings by UGO. UGO is an online entertainment information and game company that commenced operations in 1997. The spin-off was made in order to permit UGO to build a separate management team that would concentrate on creating an online entertainment information and game company and to position UGO to seek private equity financing.

(2) Due to a reclassification in financial statement presentation, amortization of stock-based compensation has been allocated to the respective line item classification in the Statements of Operations.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and
Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking statements are subject to a number of risks, uncertainties and assumptions. Among the factors that could cause actual results to differ significantly from those expressed or implied by such forward-looking statements are: uncertainties relative to global economic conditions; our reliance on a single family of products for substantially all of our sales; our need to attract significant new clients on an ongoing basis; lack of market acceptance of our products; the introduction by our competitors of new or competing technologies; delays in delivery of new products or features; our ability to continue to update business application products, including upgrades to meet international requirements; our inability to successfully maintain or increase market share in our core business while expanding our product base into other markets; our inability to enter into or maintain relationships with system integration companies; the strength of our distribution channels; our inability either internally or through third-party service providers to support client implementation of our products; our inability to recover our costs in sales of our products and services; product defects; changes in our business strategies; our inability to raise additional capital when needed; the de-listing of our common stock from the NASDAQ National Market; as well as the other factors discussed in this Form 10-K and in other documents filed by InterWorld with the SEC. InterWorld undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

OVERVIEW

We derive revenues primarily from licensing our enterprise commerce software solutions and providing related services and support to our clients. We commercially introduced our first product in December 1995.

We generally price licenses of our platform and applications on a per server or site (revenue) basis. Standard per server license fees for Commerce Exchange Retail Suite for the Windows NT(R) solutions are $250,000 and Unix(R) solutions, $350,000, for Commerce Exchange Business Suite for Windows NT(R) solutions are $400,000 and Unix(R) solutions, $500,000. Standard per server Commerce Intelligence are $310,000 for Windows NT(R) and Unix(R) solutions. The recommended production configuration that supports redundancy, fault-tolerance and distributed load balancing across multiple processors is generally available for a license fee of approximately $800,000 to $1,200,000. Licenses for product configurations that support additional servers and users are available. Additional applications, tools, business adaptors, professional services and maintenance services are provided at an additional cost to the client. Site licenses are also available.

Site licenses typically require the client to pay additional fees based on the client achieving specified electronic commerce revenues. Modular pricing is also available.

Revenue from product licenses is recognized upon shipment to the client under an executed software license agreement when no significant obligations or contractual commitments remain and collection is probable. If acceptance by the client is required, revenue is recognized upon client acceptance. License revenue from resellers of our products is recognized upon shipment by the reseller when collection is probable. Contracts for product licenses where professional services require significant production, modification or customization to InterWorld's software products are recognized on a percentage of completion basis, in accordance with Statement of Position No. 81-1.

Revenue under multiple element arrangements are allocated to each element using the "residual method", in accordance with Statement of Position No. 98-9, "Modification of SOP 97-2 with Respect to Certain Transactions" (SOP 98-9). Under the "residual method", the total fair value of the undelivered elements is deferred and subsequently recognized in accordance with SOP 97-2. The fair value of the undelivered elements is established based on the price when these elements are sold separately and/or when stated renewal rates for maintenance and post-contract support services are included in the agreement.

Revenue from services is recognized as the services are rendered. Revenue from services requiring significant modification or customization of our software products is recognized on a percentage of completion basis. Revenue from maintenance and client support services is recognized ratably over the term of the agreement for such services. Our license agreements typically require the client to purchase one year of maintenance and client support services.

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

The following table sets forth certain statement of operations data for the periods indicated expressed as a percentage of total revenues:

                                               Year Ended December 31,
                                               -----------------------
                                           2000         1999         1998
                                           ----         ----         ----
Revenues, net:
  Product licenses                          50.1%        58.8%        66.9%
  Services                                  49.9         41.2         33.1
  Other                                        -            -            -
                                         -------      -------      -------
     Total revenues, net                   100.0%       100.0%       100.0%
                                         -------      -------      -------
Cost of revenues:
  Product licenses                           7.0          4.7          4.6
  Services                                  39.9         45.6         44.0
  Other                                        -            -            -
                                         -------      -------      -------
     Total cost of revenues                 46.9         50.3         48.6
                                         -------      -------      -------
        Gross profit                        53.1         49.7         51.4
                                         -------      -------      -------
Operating expenses:
  Research and development                  51.0         45.2         69.3
  Sales and marketing                       74.9         59.6         85.4
  General and administrative                34.9         19.9         45.0
  Charge for follow-on offering costs        1.4            -            -
                                         -------      -------      -------
     Total operating expenses              162.2        124.7        199.7
                                         -------      -------      -------
        Loss from operations              (109.0)       (75.0)      (148.3)
        Net loss                          (105.8)%      (74.9)%     (151.2)%
                                         =======      =======      =======
        Net loss available to common
        shareholders                      (106.4)%      (74.9)%     (151.2)%
                                         =======      =======      =======

RESULTS OF OPERATIONS

Our operating results will generally depend on the volume and timing of our product license sales, and to a lesser extent, services revenues and expenses, all of which are difficult to predict. We plan to decrease our operating expenses to achieve revenue growth. If our revenues do not increase as anticipated and our spending levels are not reduced accordingly, a significant decline in quarterly operating results could occur. We expect to experience fluctuations in quarterly operating results due to many factors, including:

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

Recently we have seen a dramatic slow down in spending among "dot.coms" and a lengthening of sales cycles in our target markets. This and other factors have led to a decrease in product license revenues of approximately $12.9 million, or 66%, during the last six months of 2000, from $19.6 million during the first six months of 2000.

FISCAL YEARS 2000 AND 1999

Total Revenues, Net.

Total revenues, net include fees from product licenses and services. Total revenues, net increased 29.1%, or $11.8 million, to $52.3 million in 2000 from $40.5 million in 1999. Product revenues increased to $26.2 million in 2000 from $23.9 million in 1999. This increase was largely the result of licensing more of our software products at a higher average fee per client to a larger client base. Service revenues increased in 2000 to $26.1 million from $16.7 million in 1999 due to an increase in the number of InterWorld professional services employees and employment on a subcontracting basis of systems integration partners.

Cost of Revenues.

Cost of product license revenues consists of royalties payable to third parties for software that is embedded in or bundled with our products, the costs of product media, documentation and manufacturing costs. Cost of product license revenues increased to 14.0% of product revenues in 2000 from 7.9% of product revenues in 1999 due to the increase in third-party royalties and more elaborate licensed product documentation and packaging.

Cost of services revenues consists primarily of costs related to services employees and systems integration consultants providing installation and modification services and support. Cost of services revenues increased to $20.9 million in 2000 from $18.5 million in 1999. This increase is attributable to the increased use and training of InterWorld and third-party systems integration personnel, due to an increase in services revenue, and to a lesser extent, the training of clients and partners. The decrease in cost of services as a percentage of services revenues, from 110.9% in 1999 to 79.9% in 2000, is primarily attributable to the increase in maintenance revenues, which generally carry higher margins. We expect that our use of systems integration companies will continue and that these expenses will increase significantly in future periods. Due to a reclassification in financial statement presentation, cost of services revenue includes $0.3 million of stock-based compensation for 2000 and $0.6 million in stock-based compensation for 1999.

Research and Development.

Research and development expenses consist of costs related to research and development personnel, including salaries, related benefits costs and consulting fees, as well as costs related to facilities and equipment used in research and development. Research and development expenses increased to $26.7 million in 2000 from $18.3 million in 1999. This increase was principally due to the addition of personnel to support the continuous improvements and additions to our licensed products. Due to a reclassification in financial statement presentation, research and development expenses include $2.2 million of stock-based compensation for 2000 and $1.0 million in stock-based compensation for 1999.

Sales and Marketing.

Sales and marketing expenses consist of salaries and related benefits costs for sales and marketing personnel, sales commissions and other incentive compensation, travel and entertainment expenses and the costs of marketing programs, including trade shows, promotional materials and advertising. Sales and marketing expenses increased to $39.2 million in 2000 from $24.2 million in 1999. These increases were due primarily to the expansion of our sales and marketing organizations and initiation of more extensive marketing activities, including advertising designed to increase awareness of our brand. We expect to continue to incur significant sales and marketing expenses in future periods. Due to a reclassification in financial statement presentation, sales and marketing expenses include $3.3 million of stock-based compensation for 2000 and $1.1 million in stock-based compensation for 1999.

General and Administrative.

General and administrative expenses consist of salaries and related benefits costs for administrative, finance and human resources personnel, plus related facilities and equipment costs. General and administrative expenses increased to $18.2 million in 2000 from $8.1 million in 1999. This increase reflects an increase in professional fees of $1.6 million, an increase in bad debt expense of $3.3 million, as well as, additional administrative personnel and infrastructure necessary to manage and support our growth. Due to a reclassification in financial statement presentation, general and administrative expenses include $3.8 million of stock-based compensation for 2000 and $1.5 million in stock-based compensation for 1999.

Charge for Follow-On Offering Costs.

Charge for follow-on offering costs consists of costs associated with the contemplated underwritten sale of InterWorld's common stock in a follow-on public offering. In view of the market conditions at that time, we withdrew our request for the follow-on offering. Subsequently, we recognized approximately $0.7 million in costs associated with the cancelled offering during the year ended December 31, 2000.

Amortization of Stock-Based Compensation.

Amortization of stock-based compensation consists primarily of non-cash charges for stock options granted to employees, directors and consultants, as well as grants of restricted common stock. For option grants to employees with exercise prices deemed below the fair market value of our common stock at the time of grant, the amount of the charge is equal to the difference between the exercise price of the stock option and the deemed fair market value of our common stock at the date of grant multiplied by the number of options granted. The charge is amortized over the vesting period of the options (typically, three to five years). Equity instruments issued to non-employees that are fully vested and non-forfeitable are measured at fair value at the issuance date and expensed in the period over which the benefit are expected to be received. Equity instruments issued to non-employees which are forfeitable, for which performance is required for the equity instrument to vest are measured initially at fair value and subsequently adjusted for changes in fair value until the earlier of:
1) the date at which a commitment for performance by the counter-party to earn the equity instrument is reached or 2) the date at which the counter party's performance is complete. For restricted stock grants, the amount of the charge is equal to the number of shares granted multiplied by the fair market value on the date of grant.

Amortization of stock-based compensation increased to $9.6 million in 2000 from $4.1 million in 1999, due largely to restricted stock grants to four executives, which totaled $7.3 million in 2000. Based on our closing common stock price on December 31, 2000, we estimate that we will recognize approximately $5.6 million of stock-based employee compensation expense in future periods (of which approximately $2.5 million is related to restricted stock grants) through October 2004. (Note 10 of Notes to Consolidated Financial Statements). Due to a reclassification in financial statement presentation, amortization of stock-based compensation has been allocated to the respective line item classification in the Statements of Operations.

Total Other Income (Expense).

Other income (expense) consists primarily of interest income earned on cash, cash equivalents and short-term investments, net of cash and noncash interest expense for leased equipment. Other income for 2000 was $1.7 million, an increase of approximately $0.7 million from $1.0 million in 1999. This increase was largely attributable to interest income earned on higher cash and short-term investment balances. Other expense decreased $1.0 million in 2000 primarily due to the elimination of interest expense associated with warrants issued to Comdisco, Inc.

FISCAL YEARS 1999 AND 1998

Total Revenues, Net.

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

Cost of services revenues increased to $18.5 million in 1999 from $6.4 million in 1998. Our increased use and training of systems integration companies, which began in the fourth quarter of 1998, and the institution of implementation methodologies, have resulted in shorter implementation cycles but increased our cost of service revenues. The implementation methodologies involve providing our clients and systems integration partners with a checklist that sets forth the steps, timing and procedures to more effectively enable them to implement our Commerce Exchange family of products. We expect that our use of systems integration companies will continue and that these expenses will also increase significantly in future periods. Due to a reclassification in financial statement presentation, cost of services revenue includes $0.6 million of stock compensation for 1999 and $0.4 million in stock-based compensation for 1998.

Research and Development.

Research and development expenses increased to $18.3 million in 1999 from $10.1 million in 1998. These increases were principally due to the addition of personnel to support the continuous improvements and additions to our product. We expect to continue to incur significant research and development expenses in future periods. Due to a reclassification in financial statement presentation, research and development expenses include $1.0 million of stock-based compensation for 1999 and $0.6 million in stock-based compensation for 1998.

Sales and Marketing.

Sales and marketing expenses increased to $24.2 million in 1999 from $12.5 million in 1998. These increases were due primarily to the expansion of our sales and marketing organizations and expanded marketing activities, including advertising designed to increase awareness of our brand. We expect to continue to incur significant sales and marketing expenses in future periods. Due to a reclassification in financial statement presentation, sales and marketing expenses include $1.1 million of stock-based compensation for 1999 and $0.5 million in stock-based compensation for 1998.

General and Administrative.

General and administrative expenses increased to $8.1 million in 1999 from $6.6 million in 1998. This increase reflected the additional administrative personnel and infrastructure necessary to manage and support our growth. Due to a reclassification in financial statement presentation, general and administrative expenses include $1.5 million of stock-based compensation for 1999 and $0.2 million in stock-based compensation for 1998.

Amortization of Stock-Based Compensation.

We recorded amortization of stock-based compensation of $4.1 million in 1999 and $1.7 million in 1998. Due to a reclassification in financial statement presentation, amortization of stock-based compensation has been allocated to the respective operating departments.

Total Other Income (Expense).

Other income for 1999 was $1.0 million, an increase of approximately $0.7 million from $0.3 million in 1998. This increase was largely attributable to interest income earned on higher cash and short-term investment balances resulting from the August 1999 initial public offering proceeds.

Other expense increased to $1.0 million in 1999 from $0.7 million in 1998. This increase was primarily due to interest expenses associated with warrants issued in conjunction with our secured loan agreement.

INCOME TAXES

We have incurred losses since inception which have generated net operating loss carryforwards of approximately $77 million at December 31, 2000 for federal and state income tax purposes. These carryforwards are available to offset future taxable income and expire in 2011 through 2020 for federal income tax purposes. We also had research and development tax credit carryforwards in the amount of $2 million at December 31, 2000, which expire in 2002 through 2020. These losses and credits will be subject to significant limitations on utilization in future years because of ownership changes that are expected to occur (see Note 13 of Notes to the Consolidated Financial Statements). We have historically filed our corporate income tax returns utilizing a fiscal year end of March 31, which we changed to December 31, effective December 31, 1998. See Note 13 of Notes to Consolidated Financial Statements.

The net operating loss carryforwards and temporary differences between carrying amounts of assets and liabilities for financial reporting and income tax purposes result in a net deferred tax benefit of $53.9 million at December 31, 2000. Our operating plans anticipate taxable income in future periods; however, such plans make significant assumptions which cannot be assured, including market acceptance of our products by clients. Therefore, in consideration of our accumulated losses and the uncertainty of our ability to utilize this deferred tax benefit in the future, we have recorded a valuation allowance in the amount of approximately$53.9 million at December 31, 2000, to offset the deferred tax benefit amount.

QUARTERLY RESULTS OF OPERATIONS

The following table sets forth unaudited quarterly statement of operations data for each of the eight quarters in the period ended December 31, 2000. The quarterly data have been prepared on the same basis as the audited financial statements appearing in this prospectus and, in our opinion, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. The results of operations for any quarter are not necessarily indicative of results for any future period.

                                                                    Results of Operations
                                  -------------------------------------------------------------------------------------
                                            2000 Quarter Ended (1)                     1999 Quarter Ended (1)
                                  ------------------------------------------ ------------------------------------------
                                  Dec. 31,   Sept. 30,  June 30,   March 31,  Dec. 31,   Sept. 30,  June 30,   March 31,
                                             (revised)  (revised)
                                                (2)        (2)
                                                                     (in thousands)
Revenues, net:
 Product licenses                 $    703   $  5,944   $ 10,597   $  8,978   $  8,164   $  5,653   $  5,652   $  4,386
 Services                            5,494      7,148      7,204      6,244      6,557      4,906      2,614      2,615
                                  --------   --------   --------   --------   --------   --------   --------   --------
   Total revenues, net               6,197     13,092     17,801     15,222     14,721     10,559      8,266      7,001
                                  --------   --------   --------   --------   --------   --------   --------   --------
Cost of revenues:
 Product licenses                      898        670      1,119        976        796        537        343        208
 Services                            4,687      5,830      5,898      4,442      5,382      5,058      5,150      2,919
                                  --------   --------   --------   --------   --------   --------   --------   --------
   Total cost of revenues            5,585      6,500      7,017      5,418      6,178      5,595      5,493      3,127
                                  --------   --------   --------   --------   --------   --------   --------   --------
     Gross profit (loss)               612      6,592     10,784      9,804      8,543      4,964      2,773      3,874
Operating expenses:

 Research and development            6,641      6,880      7,637      5,541      5,255      4,594      4,491      4,000
 Sales and marketing                10,736     10,459     10,366      7,596      7,030      6,091      5,665      5,388
 General and administrative          4,143      4,075      5,544      4,474      1,968      2,747      1,948      1,388
 Charge for follow-on offering
  costs                                  -          -        733          -          -          -          -          -
                                  --------   --------   --------   --------   --------   --------   --------   --------
   Total operating expenses         21,520     21,414     24,280     17,611     14,253     13,432     12,104     10,776
                                  --------   --------   --------   --------   --------   --------   --------   --------
     Loss from operations          (20,908)   (14,822)   (13,496)    (7,807)    (5,710)    (8,468)    (9,331)    (6,902)
Other income (expense):
 Interest income                       409        330        462        521        579        315         38         92
 Interest expense                        -          -         (2)       (26)       (73)      (310)      (293)      (296)
                                  --------   --------   --------   --------   --------   --------   --------   --------
   Total other income (expense)        409        330        460        495        506          5       (255)      (204)
Income taxes                             -          -          -          -         45         (1)         -        (44)
                                  --------   --------   --------   --------   --------   --------   --------   --------
     Loss from continuing
     operations                   $(20,499)  $(14,492)  $(13,036)  $ (7,312)  $ (5,159)  $ (8,464)  $ (9,586)  $ (7,150)
                                  ========   ========   ========   ========   ========   ========   ========   ========

Dividends on mandatorily
 redeemable convertible
 stock                                (317)         -          -          -          -          -          -          -
Accretion of issuance costs
 associated with mandatorily
 redeemable convertible
 preferred stock                       (27)         -          -          -          -          -          -          -
                                  --------   --------   --------   --------   --------   --------   --------   --------
     Loss available to common
       shareholders               $(20,843)  $(14,492)  $(13,036)  $ (7,312)  $ (5,159)  $ (8,464)  $ (9,586)  $ (7,150)
                                  ========   ========   ========   ========   ========   ========   ========   ========
Basic and diluted loss per share  $   0.71   $   0.50   $   0.46   $   0.26   $   0.19   $   0.40   $   0.68   $   0.52
                                  ========   ========   ========   ========   ========   ========   ========   ========

(1) Due to a reclassification in financial statement presentation, amortization of stock-based compensation has been allocated to the respective line item classification in the Statements of Operations.

(2) In June 2000, we executed a software license agreement with a significant customer. Concurrently, we began negotiations on a long-term master services agreement with this customer pursuant to which we would be required to make significant modifications and customizations to the software. Accordingly, due to the lack of a definitive master services agreement with this customer, we determined that reported license and services revenue and their respective costs from this license transaction required revision. We have determined we must revise its financial statements for the three and six month periods ended June 30, 2000 and the three and nine month periods ended September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

Our consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. At December 31, 2000 and 1999, respectively, we had an accumulated deficit of $138.9 million and $83.6 million respectively and working capital of $12.1 million and $33.2 million, respectively. We also realized operating losses of $57.0 million for the year ended December 31, 2000. This raises substantial doubt about our ability to continue as a going concern. Such losses and deficits have resulted principally from product development costs, sales and marketing costs and general and administrative costs associated with development of our products and expanding our level of operations. From inception through the initial public offering (IPO) in August 1999, we financed our operations through private sales of mandatorily redeemable preferred stock, all of which converted to common stock upon consummation of the IPO.

In addition, on March 13, 2001, we received a notification from the NASDAQ Stock Market, Inc. (NASDAQ) that we were not in compliance with the NASDAQ's $1.00 minimum bid price requirement. Our failure to meet the NASDAQ's maintenance criteria in the future may result in the de-listing of our common stock from the NASDAQ National Market. In such event, trading, if any, of our common stock may then continue to be conducted in the non- NASDAQ over-the-counter market, in what is commonly referred to as the electronic bulletin board and the "pink-sheets." As a result, an investor may find it more difficult to dispose of or obtain accurate quotations as to the market value of our common stock. In addition, in the event our common stock is de-listed, broker-dealers would have certain regulatory burdens imposed upon them, which may discourage them from effecting transactions in our common stock, further limiting the liquidity thereof. This may have the effect of limiting our ability to raise additional financing.

On October 12, 2000, we completed a private placement of our mandatorily redeemable Series A Convertible Preferred Stock and the related warrant (Series A Preferred) with Jackpot Enterprises, Inc., which was subsequently renamed J Net Enterprises (J Net). Upon the occurrence of specified Redemption Events, holders of our Series A Preferred may require us to redeem the Series A Preferred for cash of 150% of the sum of the stated value of the Series A Preferred, any accrued but unpaid dividends and any penalty payments that may be due, as defined. See Note 7 of Notes to Consolidated Financial Statements. Such cash payments could exceed $30.0 million. We will not have sufficient cash or credit to pay such amounts should there be a demand for payment.

On January 25, 2001, we announced with J Net the signing of a definitive agreement for the sale of our common stock for proceeds of up to $40.0 million. The transaction is structured to be in the form of a rights offering to our existing common shareholders with J Net acting as a standby purchaser to ensure minimum proceeds of $20.0 million. Further J Net has the option to increase its investment above its $20.0 million commitment, based on an aggregate of $40.0 million of proceeds to us, at specified prices, as defined.

Also in conjunction with this offering, J Net has agreed to exchange the Series A Preferred and the related warrant for approximately 46 million shares of our common stock. Accordingly, upon closing we would be released from its redemption obligations.

These transactions are subject, among other conditions, to InterWorld shareholder approval, and a charter amendment is required to increase the number of authorized shares. J Net would not be obligated to consummate these transactions if our common stock is not listed on one or more specified national securities exchanges. J Net would not be obligated to act as stand-by purchaser in the rights offering if there has been an occurrence that has or is reasonably likely to have a material adverse effect on us. As discussed above, we have received a notice indicating that our common stock could be de-listed from the NASDAQ National Market. We are considering whether events have occurred since January 25, 2001 that could have a material adverse effect on us. For these and other reasons, we are in active discussions with J Net regarding a potential modification to the proposed financing. This modification may include an abandonment of the proposed rights offering. If we do proceed with the transactions as discussed above, the rights offering and the shareholder vote would be made pursuant to a prospectus, proxy statement and registration statement to be filed with the Securities and Exchange Commission in the second quarter of 2001.

We have had significant negative cash flows from operating activities to date. Net cash used in operating activities in 2000 and 1999 were $39.0 million and $15.9 million, respectively. Net cash used in operating activities in each of these periods was primarily the result of expenditures for product development, sales and marketing and infrastructure enhancements. This consisted of an operating loss of approximately $55.3 million, partially offset by the non-cash amortization of stock-based compensation, which approximated $9.6 million, and depreciation expense, which approximated $3.1 million. Cash used to support the increase in accounts receivable of approximately $5.9 million has been offset by an increase in accounts payable and accrued expenses, which approximated $6.5 million.

We had deferred all revenue and expenses for a significant contract at December 31, 2000 (see Note 16 of Notes to Consolidated Financial Statements). Approximately $3.4 million and $5.7 million of Deferred Contract Costs and Deferred Revenue, respectively, have been included in InterWorld's Consolidated Balance Sheet at December 31, 2000, as a result of the deferral. We currently estimate that aggregate costs on this contract will not exceed aggregate revenues on this contract.

Net cash provided by (used in) investing activities consists primarily of the redemption of short-term investments, specifically three to six month government securities and capital expenditures for computer equipment, purchased software, office equipment, furniture, fixtures and leasehold improvements. Capital expenditures in 2000 aggregated $3.5 million, primarily for computer equipment and leasehold improvements. Net cash provided by the redemption of short-term investments in securities exceeding three months was $18.0 million in 2000.

We believe that the additional financing provided by the rights offering (if consummated), recent cost restructurings (including work force reductions) and the strategic refocusing of our sales and marketing efforts will enable us to fund our operations through 2001. In addition, if such efforts are not successful, there would be a material adverse effect on our financial position and operations and our ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability of the carrying amount of the recorded assets or the amount of liabilities that might result from the outcome of these uncertainties.

Recent Accounting Pronouncements

On June 15, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivatives and Hedging Activities" (SFAS 133). SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (January 1, 2001 for InterWorld). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. To date InterWorld has not invested in derivative instruments and has not engaged in hedging activities. Accordingly, the adoption of SFAS 133 will not have a significant effect on InterWorld's results of operations, cash flows or its financial position. In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (SFAS 138). SFAS 138 addresses certain issues related to the implementation of SFAS 133, but did not change the basic model of SFAS 133 or further delay the implementation of SFAS 133.

In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101 "Revenue Recognition in Financial Statements". SAB 101 summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. In March 2000, the SEC issued SAB 101A, an amendment to SAB 101, which delayed the implementation of SAB 101 to no later than June 30, 2000 for companies with fiscal years that begin between December 16, 1999 and March 15, 2000. In June 2000 the SEC issued SAB 101B, an amendment to SAB 101 and SAB 101A, which delayed the implementation date of SAB 101 until no later than the fourth quarter of fiscal years beginning after December 15, 1999. The adoption of SAB 101 did not have a material impact on our financial statements.

In April 2000, the FASB issued FASB Interpretation No. 44, (FIN 44) "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" (APB 25). This interpretation, which is effective from July 1,

2000, is intended to clarify certain problems that have arisen in practice since the issuance of APB 25 including the definition of employee for the purpose of applying APB 25, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option award and the accounting for an exchange of stock compensation awards in a business combination. The adoption of FIN 44 did not have a material impact on our financial statements.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

If any of the events described below actually occur, our business, financial condition, or results of operations could be materially adversely affected.

We have a limited operating history, significant historical losses and we may never be profitable.

We expect to incur losses for the foreseeable future and we may never achieve or sustain profitability. We were incorporated in 1995 and have only a limited operating history. Since inception, we have incurred substantial costs to develop and market our products, and have incurred net losses. As of December 31, 2000, we had an accumulated deficit of $138.9 million.

There is no assurance that we will be able to consummate the pending transaction involving J Net from which we expect to receive necessary financing.

As discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources," on January 25, 2001, InterWorld and J Net announced the signing of definitive agreements for
(i) a rights offering to existing common shareholders of InterWorld, with J Net ensuring minimum proceeds of $20 million as standby purchaser (ii) the exchange of all of J Net's Series A Preferred and the related warrant for InterWorld common stock and (iii) an overallotment option for J Net to purchase additional shares of our common stock for an aggregate of up to $20 million. See Note 7 of Notes to Consolidated Financial Statements. To consummate these transactions, we will need to obtain the approval of our shareholders as to the following matters: (i) the exchange of the Series A Preferred and the related warrant for shares of our common stock (ii) the amendment of our certificate of incorporation to increase the number of authorized shares of common stock (iii) the rights offering to existing common shareholders of InterWorld and the related overallotment option and (iv) the amendment of our 2000 Equity Incentive Plan to account for these transactions. Other conditions include obtaining regulatory approvals, the absence of any restraining orders or injunctions preventing consummation of the exchange and the approval for listing of the common stock to be issued in exchange for the Series A Preferred on the NASDAQ National Market or NASDAQ Small Cap Market. In addition, J Net would not be obligated to act as standby purchaser in the rights offering or to close on its overallotment option if there has been an occurrence that has or is reasonably likely to have a material adverse effect on us.

As discussed below under "There is no assurance that we will remain listed on an active trading market exchange," we have received a notice indicating that our common stock could be de-listed from the NASDAQ National Market. Other events that have occurred since January 25, 2001 could have a material adverse effect on us. Additionally, the recent decline in our stock price as well as the recent significant general decline in the stock prices of companies engaged in similar businesses have led us to reconsider whether the rights offering would be an effective means of obtaining additional financing. For these reasons, we are in active discussions with J Net regarding a potential modification to the proposed financing. This modification may include an abandonment of the proposed rights offering.

If we do proceed with the transactions as discussed above, we believe that the additional financing provided by the rights offering and the related transactions described above, together with recent cost restructurings and the strategic refocusing of our sales and marketing efforts, would enable us to fund our operations through 2001. If we do not receive the required shareholder approval, or if for any other reason these transactions are not consummated, there would be a material adverse effect on our financial position and operations and our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments relating to the recoverability of the carrying amount of the recorded assets or the amount of liabilities that might result from the outcome of these uncertainties.

If we are not able to exchange the outstanding Series A Preferred for common stock, we may be required to redeem or convert the Series A Preferred on terms that would have a material adverse effect on us.

If we do not receive shareholder approval of the exchange of the outstanding Series A Preferred and the related warrant for shares of our common stock, or if for any other reason the exchange is not consummated, J Net may require us to redeem the Series A Preferred on or after April 12, 2001 at 150% of its stated value and accrued but unpaid dividends. For the foreseeable future, we do not expect to have sufficient funds to pay such redemption amount, and such redemption requirement would have a material adverse effect on our financial position and operations and our ability to continue as a going concern. If we do not pay the redemption amount when required, J Net would maintain the right to demand a conversion of the Series A Preferred into a number of shares of common stock that could reasonably be expected to exceed the number of shares it would receive in the exchange. If we were to so convert the Series A Preferred, it could have a material adverse effect on us.

If we do exchange the outstanding Series A Preferred for common stock, J Net will own a significant percentage of our common stock, and they will exercise effective control over us.

Following the rights offering (if consummated), the exchange of J Net's Series A Preferred and the related warrant for common stock, and the exercise (if applicable) of its overallotment option, J Net would beneficially own between 43% and 79% of our outstanding common stock, depending on the participation level of existing shareholders in the rights offering and whether, and to what extent, J Net exercises the overallotment option. Accordingly, it will be able to exercise effective control over our management and policies and all matters requiring shareholder approval, including the amendment of our certificate of incorporation, the election of directors and the approval of significant corporate actions such as mergers and other business combination transactions. This concentration of ownership will also have the effect of delaying or preventing a change in control over us unless it is supported by J Net. J Net may also be able to cause changes in our business without seeking the approval of any other party. These changes may not be to the advantage of our company or in the best interest of our other shareholders. We cannot assure you J Net's ownership of our common stock or its relationship with us will not have a material adverse effect on our business, financial condition or results of operations, or on the market price or our common stock. J Net could elect to sell all or a substantial portion of its equity interest in us to a third party, which would represent a controlling or substantial interest, without offering to our other shareholders the opportunity to participate in this transaction. If another party acquires J Net's interest in us, that third party may also be able to control us in the same manner that J Net is able to control us.

The holders of our common stock may be adversely affected by the rights of holders of preferred stock that may be issued in the future.

Our Certificate of Incorporation and by-laws, as amended and restated, contain certain provisions that may delay, defer or prevent a takeover. In addition to the 5,500,000 shares designated as Series A Preferred, our Board of Directors has the authority to issue up to 9,500,000 shares of preferred stock, and to determine the price, rights, preferences and restrictions, including voting rights, of those shares, without any further vote or action by the shareholders. Accordingly, our Board of Directors is empowered, without approval of the holder of common stock, to issue preferred stock, for any reason and at any time, with such rates of dividends, redemption provisions, liquidation preferences, voting rights, conversion privileges and other characteristics as they may deem necessary. The rights of holders of common stock will be subject to, and may be adversely affected by, the rights of holders of any preferred stock that may be issued in the future.

There is no assurance that we will remain listed on an active trading market exchange.

Although our common stock is quoted on the NASDAQ National Market, on March 13, 2001, we received notification from NASDAQ that we were not in compliance with the NASDAQ's $1.00 minimum bid price requirement because our common stock had closed below that minimum bid for 30 consecutive trading days. There can be no assurance that our common stock will return to the minimum bid price of $1.00 or higher or that we will, in the future, be able to meet all requirements for continued quotation thereon. In the absence of an active trading market or if our common stock cannot be traded on the NASDAQ National Market, our common stock could instead be traded on the NASDAQ Small Cap Market, on the electronic bulletin board or in the "pink-sheets". In such event, the liquidity and stock price in the secondary market may be adversely affected. In addition, in the event our common stock is de-listed, broker-dealers have certain regulatory burdens imposed upon them, which may discourage broker-dealers from effecting transactions in our common stock, further limiting the liquidity thereof.

It is anticipated that the rights will be traded as a separate security on the NASDAQ National Market or on the NASDAQ Small Cap Market. However, we cannot assure you that all the requirements of the NASDAQ's rules for the continued listing of the rights throughout the offering period will be met.

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

We believe that, in accordance with current industry practice, most companies that sell products over the Internet do not currently collect sales or other taxes in respect to shipments of their products into states or foreign countries in which they are not physically present. However, one or more states or foreign countries may seek to impose sales or other tax collection obligations on out-of-jurisdiction companies that engage in electronic commerce. A successful assertion by one or more states or foreign countries that companies engaged in electronic commerce should collect sales or other taxes on the sale of their products over the Internet, even though not physically present in the state or foreign country, could have an adverse effect on electronic commerce generally, and, as a result, on demand for our products.

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

There is intense competition in the Internet commerce software industry, and we expect competition to intensify in the future. Our business, financial condition, results of operations and prospects for growth will be materially adversely affected if we are not able to compete successfully. We compete against the in-house development efforts of companies engaging in Internet commerce, as well as other software application vendors and developers. Our current competitors include Art Technology Group, Blue Martini, BroadVision, Click Commerce, Haht, IBM, Intershop Communications, Ironside, Microsoft, Open Market, SpaceWorks and Vignette. We expect that additional competitors will enter our market with competing products as the size and visibility of the market opportunity increase. Many of our present and potential competitors have greater financial, technical, marketing and other resources than we have. This may place us at a disadvantage in responding to the offerings of our competitors, technological changes or changes in client requirements. Also, we may be at a competitive disadvantage because many of our competitors have greater name recognition, more extensive client bases and a broader range of product offerings.

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

We expect that our largest clients will change from year to year because our revenues from any client are typically greatest when the client first licenses our products. Moreover, because our products require a meaningful capital commitment, a significant portion of our revenues in any period is derived from a limited number of clients. Therefore, if we are not able to generate revenues from significant new clients, our business, financial condition, results of operations and prospects for growth would be materially adversely affected. In 1998, software license and service revenues from a client accounted for approximately 14% of total revenues. In 1999, software license and service revenues from our top two clients in the aggregate accounted for approximately 13% of total revenues. In 2000, software license and service revenues from our top two clients in the aggregate accounted for approximately 12 % of total revenues.

Our proprietary rights may not be fully protected, and we may be subject to intellectual property infringement claims by others.

InterWorld(R) and Enterprise Broker(R) are our registered trademarks in the United States and we have applied for other trade marks and service marks in the United States as well as internationally. We have recently been granted a U.S. patent relating to our product architecture and technology. Our efforts to establish and protect our proprietary rights, including federal copyright and trademark registrations, may be inadequate to prevent imitation of our products by others. The laws of foreign countries in which our products are sold may offer less protection to proprietary rights than the laws of the United States. Moreover, others may claim violation of their proprietary rights by us. BroadVision and Open Market, two of our competitors, have been issued U.S. patents on some aspects of their electronic commerce software products. We received a letter from counsel to Open Market concerning the potential applicability of the Open Market patents to our products. The letter stated that Open Market was prepared to meet with us to resolve issues concerning the applicability of its patents and to discuss terms of an appropriate license agreement. We responded to the Open Market inquiry, informing Open Market that based on our review of the Open Market patents and the analysis and advice of our patent counsel, we believe that our products do not infringe the patents awarded to Open Market. We have not received any further inquiries or correspondence from Open Market since our September 1998 response and have had no inquiries or discussions with BroadVision with regard to patent matters. We have also received a letter from TechSearch LLC stating its belief that our Web site induces the infringement by others of one or more claims of a U.S. patent issued to TechSearch. Our patent counsel has advised us that this patent is invalid in view of prior art. Although we do not believe that we are infringing their patent rights, any of these companies may claim that we are doing so. If a claim of patent infringement by these or other companies was made against us, we would likely incur significant expenses in defending against the claim, which could adversely affect our financial condition and results of operations. In addition, if a claim of infringement is made against us and we are not successful in defending against the claim, we could be liable for substantial damages and prevented from using any infringing technology. We may also be required to make royalty payments, which could be substantial, to the holder of the patent rights. These events could have a material adverse effect on our business, financial condition, results of operations and prospects for growth.

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

In order to remain competitive, we may find it necessary to acquire additional businesses, products or technologies. We currently have no agreements or understandings with respect to any acquisitions. If we identify an appropriate acquisition candidate, we may not be able to negotiate the terms of the acquisition successfully, finance the acquisition or integrate the acquired business, products or technologies into our existing business and operations. Further, completing a potential acquisition and integrating an acquired business will cause significant diversions of management time and resources. If we consummate one or more significant acquisitions in which the consideration consists of stock or other securities, your equity could be significantly diluted. If we were to proceed with one or more significant acquisitions in which the consideration included cash, we could be required to use a substantial portion of our available cash, including proceeds from the proposed Stand-by-Purchase Agreement and Rights Offering (See Note 17 of Notes to Consolidated Financial Statements), to consummate an acquisition, or we could be required to incur debt financing which may result in restrictions on our business. Acquisition financing may not be available on favorable terms, or at all. In addition, we may be required to amortize significant amounts of goodwill and other intangible assets in connection with future acquisitions, which would seriously harm our operating results.


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

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                         Page
                                                                         ----

Report of Independent Accountants                                         26

Consolidated Balance Sheets as of December 31, 2000 and 1999              27

Consolidated Statements of Operations and Comprehensive Loss for
   the years ended December 31, 2000, 1999 and 1998                       28

Consolidated Statements of Shareholders' (Deficit)/Equity for the
   years ended December 31, 2000, 1999 and 1998                           29

Consolidated Statements of Cash Flows for the years ended December
   31, 2000, 1999 and 1998                                                30

Notes to Consolidated Financial Statements                                31

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of InterWorld Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive loss, of shareholders' (deficit) equity and of cash flows present fairly, in all material respects, the financial position of InterWorld Corporation and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the accompanying financial statement schedule,
Schedule II - Valuation and Qualifying Accounts, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 and 17 to the consolidated financial statements, the Company has incurred substantial operating losses, expects to incur substantial additional operating losses and expects that its cash and working capital requirements will continue to increase as the Company's operations continue to expand. Additionally, the Company recently received notification from the NASDAQ Stock Market, Inc. (NASDAQ) that it was not in compliance with NASDAQ requirements and therefore may be de-listed from the NASDAQ National Market, which may limit the Company's ability to raise additional capital in the equity market. These and other factors, as discussed in Note 2 and 17, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PricewaterhouseCoopers LLP

February 6, 2001, except for
Note 16, as to which date is March 27, 2001

                             INTERWORLD CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (In Thousands, Except Share Amounts)

                                                              December 31,
                                                              ------------
                                                           2000          1999
                                                           ----          ----
ASSETS
Current assets:
   Cash and cash equivalents                            $  22,497     $  21,583
   Short-term investments                                       -        17,986
   Accounts receivable - including related party
     receivables of $2,620 at December 31, 2000
     (net of allowance for doubtful accounts of
     $3,883 and $1,256 at December 31, 2000 and
     1999, respectively)                                    8,420         6,505
   Deferred contract costs                                  3,428             -
   Prepayments and other current assets                     2,288         1,580
                                                        ---------     ---------
       Total current assets                                36,633        47,654

Property and equipment, net                                 7,555         7,161
Other assets                                                  501           486
                                                        ---------     ---------
         Total assets                                   $  44,689     $  55,301
                                                        =========     =========

LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE
PREFERRED STOCK AND SHAREHOLDERS' (DEFICIT)/EQUITY

Current liabilities:
   Accounts payable and accrued expenses                $  15,109     $   8,637
   Capital lease obligations to related party-current           -           599
   Deferred revenue and customer deposits                   9,449         5,201
                                                        ---------     ---------
       Total current liabilities                           24,558        14,437

Deferred rent                                               2,882         1,586
                                                        ---------     ---------
         Total liabilities                                 27,440        16,023
                                                        ---------     ---------
Commitments:
Mandatorily redeemable Series A convertible preferred
   stock ($0.01 par value; 5,500,000 shares authorized,
   3,200,000 issued and outstanding at December 31,
   2000 and -0- shares authorized, issued and
   outstanding at December 31,1999) (Liquidating
   preference of $20,317- and $-0- at December 31,
   2000 and 1999, respectively)                            19,808             -

Shareholders' (deficit)/equity:
Preferred stock
   ($.01 par value; 9,500,000 and -0- shares authorized
   at December 31, 2000 and 1999, respectively; -0-
   issued and outstanding at December 31, 2000 and 1999)        -             -
Common stock
   ($0.01 par value; 100,000,000 shares authorized,
   29,335,993 and 27,234,238 issued and outstanding at
   December 31, 2000 and December 31, 1999,
   respectively)                                              293           272
Additional paid-in capital                                136,205       122,612
Cumulative translation adjustment                            (164)          (52)
Accumulated deficit                                      (138,893)      (83,554)
                                                        ---------     ---------
         Total shareholders' (deficit)/equity              (2,559)       39,278
                                                        ---------     ---------
         Total liabilities, mandatorily redeemable
         convertible preferred stock and shareholders'
         (deficit)/equity                               $  44,689     $  55,301
                                                        =========     =========

The accompanying notes are an integral part of these consolidated financial statements.

                             INTERWORLD CORPORATION
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                    (In Thousands, Except Per Share Amounts)

                                                                         Years ended December 31,
                                                                         ------------------------
                                                                     2000          1999          1998
                                                                     ----          ----          ----
Revenues, net:
 Product licenses - including related party revenues of
   $6,674 for the year ended December 31, 2000                    $  26,222     $  23,855     $   9,754
 Services - including related party revenues of $1,149
   for the year ended December 31, 2000                              26,090        16,692         4,834
 Other                                                                    -             -             2
                                                                  ---------     ---------     ---------
     Total revenues, net                                             52,312        40,547        14,590
                                                                  ---------     ---------     ---------
Cost of revenues:
 Product licenses                                                     3,663         1,884           671
 Services
   (including stock-based compensation of $293, $573
   and $367 for the years ended December 31, 2000, 1999
   and 1998, respectively)                                           20,857        18,509         6,419
                                                                  ---------     ---------     ---------
     Total cost of revenues                                          24,520        20,393         7,090
                                                                  ---------     ---------     ---------
       Gross profit                                                  27,792        20,154         7,500
Operating expenses:
 Research and development
   (including stock-based compensation of $2,154, $1,006
   and $601 for the years ended December 31, 2000, 1999
   and 1998, respectively)                                           26,699        18,340        10,112
 Sales and marketing
   (including stock-based compensation of $3,294, $1,088
   and $486 for the years ended December 31, 2000, 1999
   and 1998, respectively)                                           39,157        24,174        12,455
 General and administrative
   (including stock-based compensation of $3,843, $1,460
   and $208 for the years ended December 31, 2000, 1999
   and 1998, respectively)                                           18,236         8,051         6,564
 Charge for follow-on offering costs                                    733             -             -
                                                                  ---------     ---------     ---------
     Total operating expenses                                        84,825        50,565        29,131
                                                                  ---------     ---------     ---------
       Loss from operations                                         (57,033)      (30,411)      (21,631)
Other income/(expense):
 Interest income                                                      1,722         1,024           265
 Interest expense                                                       (28)         (972)         (696)
                                                                  ---------     ---------     ---------
     Total other income/(expense)                                     1,694            52          (431)
                                                                  ---------     ---------     ---------
       Net Loss                                                     (55,339)      (30,359)      (22,062)
                                                                  ---------     ---------     ---------
Other comprehensive loss:
 Cumulative translation adjustment                                     (112)          (52)            -
                                                                  ---------     ---------     ---------
     Comprehensive Loss                                             (55,451)      (30,411)      (22,062)
                                                                  ---------     ---------     ---------
       Net Loss                                                     (55,339)      (30,359)      (22,062)
                                                                  ---------     ---------     ---------
Less:
 Dividends on mandatorily redeemable convertible
   preferred stock                                                     (317)            -             -
 Accretion of issuance costs associated with
   mandatorily redeemable convertible preferred stock                   (27)            -             -
                                                                  ---------     ---------     ---------
       Net loss available for common shareholders                 $ (55,683)    $ (30,359)    $ (22,062)
                                                                  =========     =========     =========
Basic and diluted loss per share                                  $   (1.95)    $   (1.59)    $   (1.60)
                                                                  =========     =========     =========

The accompanying notes are an integral part of these consolidated financial statements.

                             INTERWORLD CORPORATION
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' (DEFICIT)/EQUITY
                      (In Thousands, Except Share Amounts)

                                                                                                                    Total
                                                  Common Stock          Additional   Cumulative                  Shareholders'
                                                  ------------           Paid-In    Translation  Accumulated        Equity
                                               Shares       Amount       Capital     Adjustment    Deficit         (Deficit)
                                               ------       ------       -------     ----------    -------        ---------

Balance at December 31, 1997                 13,505,650    $   135    $    2,203    $      -    $    (31,133)   $      (28,795)
 Issuance of common stock upon exercise
   of stock options                             364,136          4           684           -               -               688
 Compensatory stock options issued to
   employees and consultants                          -          -         1,662           -               -             1,662
 Issuance of Series A preferred stock
   warrants in connection with sale of
   Series A preferred stock                           -          -           252           -               -               252
 Issuance of Series A preferred stock
   warrants in connection with loan
   agreement                                          -          -         1,023           -               -             1,023
 Expenses related to issuance of
   Series A preferred stock                           -          -           (20)          -               -               (20)
 Accretion of mandatorily redeemable
   convertible preferred stock to
   redemption value                                   -          -          (167)          -               -              (167)
 Distribution of net liabilities of UGO
  Networks, Inc.                                      -          -         1,203           -               -             1,203
 Net loss                                             -          -             -           -         (22,062)          (22,062)
                                            -----------    -------    ----------    --------    ------------    --------------
Balance at December 31, 1998                13,869,786     $   139    $    6,840    $      -    $    (53,195)   $      (46,216)
 Issuance of common stock upon exercise
   of stock options                             659,188          6         1,825           -               -             1,831
 Issuance of common stock upon exercise
   of warrants                                   65,265          1            (1)          -               -                 -
 Issuance of common stock upon initial
   public offering, net of expenses           3,450,000         34        47,036           -               -            47,070
 Issuance of common stock upon
   conversion of Series A and B preferred
   stock with initial public offering         9,189,999         92        64,505           -               -            64,597
 Compensatory stock options issued to
   employees and consultants                          -          -         4,127           -               -             4,127
 Accretion of mandatorily redeemable
   convertible preferred stock to
   redemption value                                   -          -        (1,720)          -               -            (1,720)
 Cumulative translation adjustment                    -          -             -         (52)              -               (52)
 Net loss                                             -          -             -           -         (30,359)          (30,359)
                                            -----------    -------    ----------    --------    ------------    --------------
Balance at December 31, 1999                 27,234,238    $   272    $  122,612    $    (52)   $    (83,554)   $       39,278
 Issuance of common stock upon exercise
   of stock options                           1,634,589         16         5,849           -               -             5,865
 Issuance of common stock upon exercise
   of warrants                                  285,585          3            (3)          -               -                 -
 Compensatory stock options issued to
   employees and consultants                          -          -         2,248           -               -             2,248
 Issuance of common stock upon
   restricted stock grants                      150,431          2         7,334           -               -             7,336
 Proceeds from employee stock purchase plan      31,150          -           798           -               -               798
 Tax payments on restricted stock grants              -          -        (2,289)          -               -            (2,289)
 Dividends on mandatorily redeemable
   convertible preferred stock                        -          -          (317)          -               -              (317)
 Accretion of issuance costs associated
   with mandatorily redeemable
   convertible preferred                              -          -           (27)          -               -               (27)
 Cumulative translation adjustment                    -          -             -        (112)              -              (112)
 Net loss                                             -          -             -           -         (55,339)          (55,339)
                                            -----------    -------    ----------    --------    ------------    --------------
Balance at December 31, 2000                 29,335,993    $   293    $  136,205    $   (164)   $   (138,893)   $       (2,559)
                                            ===========    =======    ==========      ========  ============    ==============

The accompanying notes are an integral part of these consolidated financial statements.

                             INTERWORLD CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In Thousands)

                                                           Year ended December 31,
                                                           -----------------------
                                                     2000            1999         1998
                                                     ----            ----         ----

Cash flow from operating activities:
 Net loss                                        $   (55,339)    $  (30,359)   $   (22,062)
 Adjustments to reconcile net loss to net cash
   used in operating activities:
  Depreciation and amortization                        3,102          3,226          2,505
  Loss on disposal of property and equipment               8             13              -
  Amortization of stock-based compensation             9,584          4,127          1,662
  Tax payments on stock-based compensation            (2,289)             -              -
  Non-cash interest expense                               17            841            338
  Bad debt expense                                     4,026            766           1438
  Changes in discontinued operations                       -              -           (175)
  Changes in assets and liabilities:
   Accounts receivable (including related party
    receivables of $2,620)                            (5,941)        (1,118)        (3,304)
   Deferred contract costs                            (3,428)             -              -
   Prepayments and other current assets                 (719)        (1,052)          (419)
   Other assets                                          (15)            55             70
   Accounts payable and accrued expenses               6,472          2,846          2,300
   Deferred revenue and customer deposits              4,248          4,177            534
   Deferred rent                                       1,296            556            558
                                                 -----------     ----------    -----------
Net cash used in operating activities                (38,978)       (15,922)       (16,555)
                                                 -----------     ----------    -----------

Cash flow from investing activities:
 Short-term investments                               17,986        (17,986)             -
 Capital expenditures                                 (3,493)        (4,361)        (1,927)
                                                 -----------     ----------    -----------
Net cash provided by (used in) investing
 activities                                           14,493        (22,347)        (1,927)
                                                 -----------     ----------    -----------
Cash flow from financing activities:
 Principal payments on capital lease obligations        (616)        (1,398)        (1,284)
 Net proceeds from issuance of mandatorily
  redeemable Series A convertible preferred stock     19,464              -         10,080
 Net proceeds from issuance of Series B
  mandatorily redeemable convertible preferred
  stock                                                    -         15,543              -
 Deposits on preferred stock subscriptions                 -              -           (225)
 Net proceeds from initial public offering                 -         47,070              -
 Proceeds from exercise of common stock options        5,865          1,831            688
 Proceeds from employee stock purchase plan              798              -              -
 Proceeds from notes payable to related party              -          2,000          4,000
 Payments of notes payable to related party                -         (6,000)             -
                                                 -----------     ----------    -----------
Net cash provided by financing activities             25,511         59,046         13,259
                                                 -----------     ----------    -----------
Effect of exchange rate changes in cash and cash
 equivalents                                            (112)           (52)             -
                                                 -----------     ----------    -----------
Net increase (decrease) in cash and cash
 equivalents                                             914         20,725         (5,223)
Cash and cash equivalents, beginning of period        21,583            858          6,081
                                                 -----------     ----------    -----------
Cash and cash equivalents, end of period         $    22,497     $   21,583    $       858
                                                 ===========    ===========    ===========
Supplemental cash flow information:
  Cash paid for interest                         $        28     $      130    $       357
                                                 ===========    ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                             INTERWORLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In Thousands, Except Share and Per Share Amounts)

1. Organization and Business

ORGANIZATION

InterWorld Corporation (InterWorld) was incorporated in March 1995 under the laws of the State of Delaware. The consolidated financial statements of InterWorld include the accounts of InterWorld and its wholly owned subsidiaries, InterWorld Technology Ventures Pty, Ltd., an Australian corporation incorporated in November 1996, InterWorld U.K. Ltd., a United Kingdom corporation incorporated in May 1998, InterWorld Corporation Japan K.K., a Japanese corporation incorporated in July 1998 and InterWorld GmbH a German corporation incorporated in December 2000.

BUSINESS

InterWorld is a provider of enterprise commerce software solutions. InterWorld's solutions address customer relationship management, supplier relationship management, sales channel management and business intelligence for companies in the retail, manufacturing, distribution, telecommunications and transportation industries. InterWorld's ready-to-deploy applications, components and tools are based on its Process-Centric(TM) architecture, which enables medium and large-sized companies to maximize returns on investments (ROI) in information technology. InterWorld's open software solutions help increase its customers profitability, efficiency and satisfaction by allowing a business to enhance selling opportunities, manage complex sales channels, orchestrate sophisticated marketing campaigns, leverage and integrate disparate technology systems, capture and rapidly respond to critical business intelligence and facilitate complex business process interactions among its customers, vendors and partners. InterWorld derives its revenues from the following products and services: (i) direct licensing fees for its software from its clients (ii) professional services including custom software development, installation, integration, customer support and education and (iii) indirect licensing fees for its software from its partner channels and joint clients.

2. Basis of Presentation and Liquidity

The consolidated financial statements of InterWorld have been prepared on the basis that InterWorld will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. At December 31, 2000 and 1999, respectively, InterWorld has an accumulated deficit of $138,893 and $83,554, respectively and working capital of $12,075 and $33,217, respectively. InterWorld also realized operating losses of $57,033 for the year ended December 31, 2000. This raises substantial about InterWorld's ability to continue as a going concern. Such losses and deficits have resulted principally from product development costs, sales and marketing costs and general and administrative costs associated with InterWorld's developing its products and expanding its level of operations. From inception through the initial public offering (IPO) in August 1999, InterWorld financed its operations through private sales of mandatorily redeemable preferred stock, all of which converted to common stock upon consummation of the IPO.

In addition, on March 13, 2001, InterWorld received a notification from the NASDAQ Stock Market, Inc. (NASDAQ) that it was not in compliance with the NASDAQ's $1.00 minimum bid price requirement. InterWorld's failure to meet the NASDAQ's maintenance criteria in the future may result in the de-listing of its common stock from the NASDAQ National Market. In such event, trading, if any, of InterWorld's common stock may then continue to be conducted in the non-NASDAQ over-the-counter market, in what is commonly referred to as the electronic bulletin board and the "pink-sheets." As a result, an investor may find it more difficult to dispose of or obtain accurate quotations as to the market value of InterWorld's common stock. In addition, in the event InterWorld's common stock is de-listed, broker-dealers would have certain regulatory burdens imposed upon them, which may discourage them from effecting transactions in InterWorld's common stock, further limiting the liquidity thereof. This may have the effect of limiting InterWorld's ability to raise additional financing.

On October 12, 2000, InterWorld completed a private placement of its mandatorily redeemable Series A Convertible Preferred Stock and the related warrant (Series A Preferred) with Jackpot Enterprises, Inc., which was subsequently renamed J Net Enterprises (J Net). Upon the occurrence of specified Redemption Events (Note 7), holders of InterWorld's Series A Preferred may require InterWorld to redeem the Series A Preferred for cash of 150% of the sum of the stated value of the Series A Preferred, any accrued but unpaid dividends and any penalty payments that may be due, as defined. Such cash payments could exceed $30,000. InterWorld will not have sufficient cash or credit to pay such amounts should there be a demand for payment.

On January 25, 2001, InterWorld and J Net announced the signing of a definitive agreement for the sale of InterWorld common stock for proceeds of up to $40,000. The transaction will be in the form of a rights offering to existing common shareholders of InterWorld with J Net acting as a standby purchaser to ensure minimum proceeds of $20,000. Further J Net has the option to increase its investment above its $20,000 commitment, based on an aggregate of $40,000 of proceeds to InterWorld at specified prices, as defined.

Also in conjunction with this offering, J Net has agreed to exchange the Series A Preferred and the related warrant for approximately 46 million shares of InterWorld common stock. Accordingly, InterWorld will be released from its redemption obligations.

These transactions are subject, among other conditions, to InterWorld shareholder approval, and a charter amendment is required to increase the number of authorized shares. J Net would not be obligated to consummate these transactions if InterWorld's common stock is not listed on one or more specified national securities exchanges. J Net would not be obligated to act as stand-by purchaser in the rights offering if there has been an occurrence that has or is reasonably likely to have a material adverse effect on us. As discussed above, InterWorld has received a notice indicating that InterWorld's common stock could be de-listed from the Nasdaq National Market. InterWorld is considering whether events have occurred since January 25, 2001 that could have a material adverse effect. For these and other reasons, InterWorld is in active discussions with J Net regarding a potential modification to the proposed financing. This modification may include an abandonment of the proposed rights offering. If InterWorld does proceed with the transactions as discussed above, the rights offering and the shareholder vote would be made pursuant to a prospectus, proxy statement and registration statement to be filed with the Securities and Exchange Commission in the second quarter of 2001.

InterWorld's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations as they come due. InterWorld believes that the additional financing provided by the rights offering, recent cost restructurings (including work force reductions) and the strategic refocusing of its sales and marketing efforts will enable InterWorld to fund its operations through 2001. In addition, if such efforts are not successful, there would be a material adverse effect on InterWorld's financial position and operations and its ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability of the carrying amount of the recorded assets or the amount of liabilities that might result from the outcome of these uncertainties.

3. Summary of Significant Accounting Policies

BASIS OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of InterWorld and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting estimates include assessing the collectibility of accounts receivable and loss accruals on significant contracts (see Note 16). Actual results could differ from these estimates.

REVENUE RECOGNITION

InterWorld has adopted AICPA Statement of Position 97-2, "Software Revenue Recognition" (SOP 97-2), as amended in 1998 by SOP 98-4 and further amended by SOP 98-9 which is effective for transactions entered into after fiscal years beginning after March 15, 1999. The SOP provides guidance on when revenue should be recognized and in what amounts as well as what portion of InterWorld's licensing transactions should be deferred. The adoption of these SOPs did not have a material impact on InterWorld's results.

Revenue under multiple element arrangements are allocated to each element using the "residual method", in accordance with Statement of Position No. 98-9, "Modification of SOP 97-2 with Respect to Certain Transactions" (SOP 98-9). Under the "residual method", the total fair value of the undelivered elements is deferred and subsequently recognized in accordance with SOP 97-2. Software license agreements generally include two elements: the software license and post-contract customer support. InterWorld has established sufficient vendor-specific objective evidence (VSOE) for the value of maintenance and post-contract customer support services based on the price when these elements are sold separately and/or when stated renewal rates for maintenance and post-contract customer support services are included in the agreement, and the actual renewal rate achieved.

PRODUCT LICENSES

Revenue from the licensing of InterWorld's software products is recognized upon shipment to the customer, pursuant to an executed software licensing agreement when no significant vendor obligations exist and collection is probable. If acceptance by the customer is required, revenue is recognized upon customer acceptance. Amounts received from customers in advance of product shipment or customer acceptance are classified as deposits from customers. InterWorld enters into reseller arrangements for its products that typically provide for license fees payable to InterWorld based on a percentage of InterWorld's list price. License revenues from InterWorld's reseller arrangements are recognized upon shipment by the reseller when collection is probable.

Contracts for product licenses where professional services require significant production, modification or customization to InterWorld's software products are recognized on a percentage of completion basis, in accordance with Statement of Position No. 81-1.

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

SHORT-TERM INVESTMENTS

Short-term investments consist of highly liquid investments, with original maturities of more than three months, but less than one year when purchased. Interest is accrued as earned.

CONCENTRATIONS OF CREDIT RISK AND CUSTOMER INFORMATION

Financial instruments which potentially subject InterWorld to concentrations of credit risk are primarily cash, accounts receivable, accounts payable, and notes payable. InterWorld generally does not require collateral and the majority of its trade receivables are unsecured.

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost. Depreciation and amortization is provided on a straight-line basis over the estimated useful lives of the respective assets as follows:

   Computer equipment and software      3 years
   Leasehold improvements               Shorter of lease term or estimated
                                         useful life
   Furniture and fixtures               5 years
   Office equipment                     3 years

IMPAIRMENT

Long-Lived Assets - InterWorld accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and Long Lived Assets to be Disposed Of" (FAS121). FAS 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicated that the carrying amount of an asset may not be recoverable. InterWorld compares the carrying amount of the asset to the estimated future cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, InterWorld measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows at the rate InterWorld utilizes to evaluate potential investments.

ADVERTISING COSTS

Advertising costs included in sales and marketing expenses are expensed as incurred and approximated $5,673, $1,786 and $470 for the years ended December 31, 2000, 1999, and 1998, respectively.

RESEARCH AND DEVELOPMENT

InterWorld charges all costs incurred to establish the technological feasibility of a product or product enhancement to research and development expense as incurred. Products are generally available for limited release upon the achievement of technological feasibility utilizing the working model approach. Accordingly, costs incurred subsequent to the establishment of technological feasibility have not been material and InterWorld has not capitalized any software development costs to date.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of accounts receivable, accounts payable, and accrued expenses approximates their fair values due to the relatively short maturity of these instruments.

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

FOREIGN CURRENCY TRANSLATION

The financial statements of foreign subsidiaries have been translated into U.S. dollars in accordance with FASB Statement No. 52, "Foreign Currency Translation". All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate for the year. The gains and losses resulting from the changes in exchange rates from year to year have been reported in other comprehensive income. The effect on the statements of operations of transaction gains and losses is insignificant for all years presented.

RECLASSIFICATIONS

Certain reclassifications have been made to prior year financial statements to conform to the current year presentation.

NEW ACCOUNTING PRONOUNCEMENTS

On June 15, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivatives and Hedging Activities" (SFAS 133). SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (January 1, 2001 for InterWorld). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. To date InterWorld has not invested in derivative instruments and has not engaged in hedging activities accordingly, the adoption of SFAS 133 will not have a significant effect on InterWorld's results of operations, cash flows or its financial position. In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (SFAS 138). SFAS 138 addresses certain issues related to the implementation of SFAS 133, but did not change the basic model of SFAS 133 or further delay the implementation of SFAS 133.

In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101 "Revenue Recognition in Financial Statements". SAB 101 summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. In March 2000, the SEC issued SAB 101A, an amendment to SAB 101, which delayed the implementation of SAB 101 to no later than June 30, 2000 for companies with fiscal years that begin between December 16, 1999 and March 15, 2000. In June 2000 the SEC issued SAB 101B, an amendment to SAB 101 and SAB 101A, which delayed the implementation date of SAB 101 until no later than the fourth quarter of fiscal years beginning after December 15, 1999. The adoption of SAB 101 did not have a material impact on InterWorld's financial statements.

In April 2000, the FASB issued FASB Interpretation No. 44, (FIN 44) "Accounting for Certain Transactions Involving Stock Compensation" - an interpretation of APB Opinion No. 25 (APB 25). This interpretation, which is effective from July 1, 2000, is intended to clarify certain problems that have arisen in practice since the issuance of APB 25 including the definition of employee for the purpose of applying APB 25, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option award and the accounting for an exchange of stock compensation awards in a business combination. The adoption of FIN 44 did not have a material impact on our financial statements.

4. Property and Equipment

Property and equipment is comprised of the following at December 31, 2000 and 1999:

                                                          December 31,
                                                          ------------
                                                       2000          1999
                                                       ----          ----

Computer equipment and software                     $   7,254     $   8,646
Office equipment                                          554         1,518
Leasehold improvements                                  3,642         3,032
Furniture and fixtures                                  1,850         1,361
                                                    ------------  ---------
                                                       13,300        14,557
Less: Accumulated depreciation and amortization        (5,745)       (7,396)
                                                    ----------    ---------
Property and equipment, net                         $   7,555     $   7,161
                                                    =========     =========

At December 31, 1999 computer equipment, office equipment, and furniture and fixtures include approximately $2,024, $1,149 and $827, respectively, of fixed assets acquired under capital leases. Accumulated depreciation related to these assets approximated $3,380 for the year ended December 31, 1999. There were no assets under capital leases at December 31, 2000. In August 2000, InterWorld exercised the buy-out option on the capital lease for an aggregate purchase price of approximately $610, which has been allocated among the property and equipment categories and will be depreciated over the remaining estimated useful life of the assets.

During the year ended December 31, 2000, InterWorld wrote-off approximately $4,600 of fully depreciated fixed assets.

5. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses are comprised of the following at December 31, 2000 and 1999:

                                                           December 31,
                                                           ------------
                                                       2000          1999
                                                       ----          ----

Trade accounts payable                              $   7,149     $   3,799
Accrued commissions                                     1,218         1,527
Accrued incentive compensation                          1,193           981
Accrued professional fees                               1,776           677
Other accrued expenses                                  3,773         1,653
                                                    ---------     ---------
                                                    $  15,109     $   8,637
                                                    =========     =========

6. Loss Per Common Share

Effective December 31, 1997, InterWorld adopted SFAS No. 128, "Earnings per Share" (SFAS 128) which requires presentation of basic earnings per share (Basic
EPS) and diluted earnings per share (Diluted EPS) by all entities that have publicly traded common stock or potential common stock (options, warrants, convertible securities or contingent stock arrangements). Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings.

The computations of basic loss per share and diluted loss per share for the years ended December 31, 2000, 1999 and 1998, are as follows:

                                                           Year Ended December 31,
                                                           -----------------------
                                                       2000            1999             1998
                                                       ----            ----             ----
Net Loss                                            $  (55,339)    $  (30,359)    $  (22,062)
                                                    ----------     ----------     ----------
Less: Dividends on mandatorily redeemable
      convertible preferred stock                         (317)             -              -

      Accretion of issuance costs associated
      with mandatorily redeemable convertible
      preferred stock                                      (27)             -              -
                                                    ----------     ----------     ----------

Net Loss available to common shareholders           $  (55,683)    $  (30,359)    $  (22,062)
                                                    ==========     ==========     ==========
Weighted average shares outstanding used for basic
  and diluted loss per share                        28,600,124     19,045,278     13,771,371

Basic and diluted loss per share                    $    (1.95)    $    (1.59)    $    (1.60)
                                                    ==========     ==========     ==========

* Common stock equivalents are not included since they would be antidilutive.

At December 31, 2000, outstanding options to purchase 4,804,131 shares of common stock, outstanding restricted common stock grants of 106,251 shares of common stock and outstanding warrants to purchase 150,158 shares of common stock shares are excluded from the computation of diluted loss per share as they would be antidilutive. The computation of diluted loss per share did not assume conversion of the Series A Preferred Stock in 2000 because their inclusion would have been antidilutive.

7. Common Stock, Mandatorily Redeemable and Convertible Preferred Stock

At December 31, 1998, InterWorld had authorized the issuance of 8,200,000 shares of Mandatorily Redeemable Convertible Preferred Stock (designated Series A Preferred) and 2,500,000 shares (designated Series B Preferred) of preferred stock, $0.01 par value. The holders of Series A and B Preferred were entitled to
(i) share in dividends on a pro rata basis with common shareholders on an as-converted basis; (ii) a liquidation preference equal to the sum of the price paid per share and all declared and unpaid dividends (the Preference Amount);
(iii) demand redemption of the Preference Amount in the event of a merger where the shareholders of InterWorld do not control the surviving entity or a sale of all or substantially all of InterWorld's assets; (iv) mandatory redemption of the Preference Amount in cash at any date on or after March 2003 by a majority vote of the Series A and B Preferred holders; (v) vote on all matters on an as converted basis; and (vi) convert to common stock at the Preference Amount multiplied by the shares to be converted divided by the conversion price (the Conversion Price) per share. The initial Conversion Price is equal to the issuance price per share of Series A and B Preferred, and is subject to adjustment in the event shares of common stock are issued without consideration or for consideration per share less than the conversion price.

In June 1999, InterWorld had authorized the issuance of 15,000,000 shares of preferred stock (Preferred) $0.01 par value.

In May 1999, the Board of Directors of InterWorld authorized management to pursue an underwritten sale of shares of InterWorld's common stock in an initial public offering pursuant to the Securities Act of 1933. Subsequently on August 11, 1999, InterWorld underwent an initial public offering (IPO) in which InterWorld sold 3,000,000 shares of common stock at a price of $15 per share. The net proceeds from the sale of shares in the IPO were approximately $40,800, after deducting underwriting discounts and commissions and expenses of approximately $1,000 payable by InterWorld. On September 1, 1999, InterWorld received additional net proceeds of approximately $6,300 when the underwriter exercised an option granted to it in connection with the IPO to purchase 450,000 additional shares from InterWorld to cover over-allotments.

Upon the closing of the IPO, 7,539,999 shares of Series A Preferred and 1,650,000 shares of Series B Preferred converted into an aggregate of 9,189,999 shares of common stock. In addition, outstanding warrants to purchase 534,070 shares of Series A Preferred converted to equivalent outstanding warrants to purchase 534,070 shares of common stock. These warrants were excluded from the calculation of basic loss and diluted loss per share for the year ended December 31, 1999, as they were antidilutive.

In addition, upon closing of the IPO in August 1999, 8,200,000 authorized shares of Series A and 2,500,000 authorized shares of Series B were cancelled.

In 2000, in connection with the cashless exercise of 308,912 warrants, InterWorld issued an aggregate of 285,585 shares of InterWorld's common stock.

On October 12, 2000, InterWorld entered into a Securities Purchase Agreement with J Net, pursuant to which InterWorld agreed to issue and sell to J Net, and J Net agreed to purchase from InterWorld, 3,200,000 shares of InterWorld's mandatorily redeemable Series A Convertible Preferred Stock and the related warrant (the Warrant), for an aggregate purchase price of $20,000 in a private placement. The transaction closed on November 10, 2000. (See Note 17)

The Warrant is exercisable for common stock at an exercise price of $7.25 per share, subject to certain antidilution provisions. The number of shares issuable upon exercise of the Warrant is equal to 19.999% of the number of shares of common stock issued and outstanding on November 10, 2000 minus the number of shares of common stock issued or issuable upon conversion of the Series A Preferred, subject to specified antidilution provisions. The Warrant is exercisable from the date on which the maximum number of shares of common stock issuable under the Series A Preferred has been finally determined through November 10, 2005.

InterWorld did not allocate any of the net proceeds to the Warrant because the amount of shares of common stock issuable under the Warrant was not fixed at December 31, 2000. Accordingly no fair value could be ascribed to the Warrant for purposes of allocating the net proceeds to the Series A Preferred and the Warrant based on their relative fair values.

In connection with this offering, InterWorld authorized the issuance of 5,500,000 shares of mandatorily redeemable Series A Preferred Stock, $0.01 par value, reducing the 15,000,000 authorized but undesignated preferred shares to 9,500,000 shares. The Series A Preferred shares are entitled to:

    Dividend and Voting Rights - Holders of Series A Preferred shares are entitled to dividends at the rate of 8% per annum (on the stated value of $6.25 per share) in preference to common shareholders. These dividends are cumulative and accrue whether or not declared. This rate increases to 12% for such time as the Market Price, as defined, of InterWorld's common stock falls below two dollars ($2.00), subject to certain antidilution provisions. InterWorld has the option to pay such dividends in additional Series A Preferred shares or in cash. In addition, holders of the Series A Preferred shares are entitled to votes equaling the number of shares of common stock into which their Series A Preferred shares may be converted.

    Liquidation - In the event of a liquidation, dissolution or winding up of InterWorld, the holders of Series A Preferred are entitled to a liquidation preference, equal to the sum of the stated value per share, all accrued but unpaid dividends and any default payments owed under the terms of the Series A Preferred, prior to any distribution to the holders of common stock.

    Conversion - Each share of Series A Preferred is convertible at the option of the holder at an initial conversion price of $6.25 per share, subject to certain antidilution provisions (the Conversion Price). On the six month anniversary of the issue date, the Conversion Price will be adjusted, if lower, to 90% of the average closing price of InterWorld's common stock for each trading day during the six month period from the date of issuance, but in no event below two dollars ($2.00), subject to certain anti-dilution provisions.

    Redemption - Any of the following events will give the holder of the Series A Preferred the right to require a mandatory redemption of the Series A Preferred shares (each a Mandatory Redemption Event):

      (i) If InterWorld (a) fails to issue shares of common stock to the holders of Series A Preferred stock upon exercise by the holders of the conversion rights because InterWorld does not have a sufficient number of authorized but unissued shares of common stock; (b) fails to transfer, or cause its transfer agent to transfer, any certificate for shares of common stock issued to the holders upon conversion of the Series A Preferred stock, as and when required under the terms of the Series A Preferred; or (c) fails to remove any restrictive legend on any certificate or any shares of common stock issued to the holders of Series A Preferred stock upon conversion;
     (ii) If on or before April 12, 2001, InterWorld has not entered into a Change of Control Transaction, as defined, with the holder of a majority of the outstanding shares of Series A Preferred Stock;
    (iii) If InterWorld or any subsidiary of InterWorld makes an assignment for the benefit of creditors, or applies for, or consents to the appointment of, a receiver or trustee for it or for all or substantially all of its property or business, or such a receiver or trustee is otherwise appointed; or
     (iv) If bankruptcy, insolvency, reorganization or liquidation proceedings or other proceedings for relief under any bankruptcy law or any law for the relief of debtors are instituted by or against InterWorld or any subsidiary of InterWorld.

    Upon the occurrence of a Mandatory Redemption Event, the Series A Preferred will be redeemable for an amount of cash equal to 150% of the sum of the stated value of the Series A Preferred, any accrued but unpaid dividends and any penalty payments that may be due under the terms of the Series A Preferred Agreement, at the election of the holder of the Series A Preferred Stock. If InterWorld fails to pay this amount within (5) business days, then each holder of Series A Preferred stock shall have the right, so long as the Mandatory Redemption Event continues, to require InterWorld to issue the number of shares of common stock of InterWorld equal to such applicable redemption amount divided by the lowest of the Conversion Price, two dollars ($2.00) or 65% of the market price of InterWorld's common stock, as chosen at the sole discretion of the holders of the Series A Preferred, subject to certain trading market limitations, as defined.

    If the number of shares of common stock into which shares of Series A Convertible Preferred are convertible exceeds the Maximum Share Amount, as defined, and InterWorld does not obtain shareholder approval for the issuance of common stock upon the conversion of Series A Preferred within 45 days (a Trading Market Redemption Event), the Series A Preferred will be redeemable for an amount of cash equal to the greater of (i) the amount that would apply in the case of a Mandatory Redemption Event and (ii) 150% of the market price for the common stock.

Redemption or Conversion at Maturity

So long as (i) all of the shares of common stock issuable upon conversion of all outstanding shares of Series A Preferred Stock are then authorized, reserved for issuance, registered for re-sale under the 1933 Act by the holders of the Series A Preferred Stock (or may otherwise be resold publicly without restriction) and eligible to be traded on the NASDAQ National Market, the NYSE, the AMEX or the Nasdaq Small Cap Market; and (ii) there is not then a continuing Mandatory Redemption Event or Trading Market Redemption Event, each share of Series A Preferred Stock issued and outstanding on October 10, 2004 (the Maturity Date), shall be either (i) redeemed in cash by InterWorld for the liquidation preference described under "Liquidation" above or (ii) at the option of the holder, converted into shares of common stock on such date at a conversion price equal to the lesser of 85% of the Market Price or the conversion price otherwise applicable as of the Maturity Date.

At December 31, 2000, the Mandatory Redemption Event was deemed to be "uncertain." Accordingly, InterWorld is accreting the carrying value of the Series A Preferred only to the liquidation value and recognizing the accretion charges to additional paid-in capital over the period from issuance to maturity (October 10, 2004). If the Mandatory Redemption Event becomes probable, InterWorld would be required to immediately record an additional accretion charge such that the Series A Preferred will be presented at 150% of the redemption amount.

8. Transactions with Related Parties

In May 1996, InterWorld made loans in the aggregate amount of $193, bearing interest at a rate of 6% per annum, to its three co-founders. The principal and interest on the loans to one of the founders, in the aggregate amount of $89, is being forgiven and recognized as an expense in equal installments starting in 1999, except that if he voluntarily terminates his employment or service as a director prior to May 2001, his loan including interest will become due and payable in May 2001. In May 1998 the second founder repaid $23 of the principal amount of his loan, reducing the principal amount thereof to $75. The balance of such loan was forgiven and expensed in June 1998. In May 1999, the loan to the third founder, with the principal and interest in the aggregate amount of $27, was forgiven and expensed. Interest income from such loans amounted to $2, $9 and $12 in 1999, 1998 and 1997, respectively. At December 31, 2000, 1999 and 1998, other assets included $15, $60 and $114, respectively, in amounts due from co-founders. (Notes 15 and 17 for other related party transactions).

During the three-month period ended September 30, 2000, two product license transactions of approximately $4,300 of license revenue were with related parties. One was with a publicly-traded company whose current Chairman was a former executive officer of InterWorld. In addition, InterWorld and this customer share a common Board Member. The second transaction was with a customer of which one of its minority shareholders is a principal shareholder of InterWorld. At December 31, 2000 approximately $2,200, net of allowances, was included in Accounts Receivable with respect to these transactions.

In the fourth quarter of 1999 and the first quarter of 2000, InterWorld recorded a total of $2,800 of license, maintenance and services revenue through transactions with a customer (the Customer). During that period, a venture capital investment company, under the control of a principal shareholder (the Shareholder) of InterWorld, had concluded a financing transaction for a convertible note with the Customer. The conversion of the note would have given the Shareholder's investment company less than a 5% effective ownership under the Customer's capital structure at the time. During the second quarter of 2000, the Shareholder informed InterWorld that he had sold his rights under the note to an unrelated entity, and that he had no further investment in the Customer.

9. Value-for-Value Repricing

On December 4, 2000, the Compensation Committee of the Board of Directors of InterWorld, pursuant to authority granted to it under the InterWorld Corporation 2000 Equity Incentive Plan, approved a stock option repricing program under which all current employees and directors who held outstanding options to purchase InterWorld common stock at prices above the December 4, 2000 market closing price of $1.00 had the opportunity to change the exercise price on a "value-for-value repricing" basis to the market closing price of December 4, 2000. Under the value-for-value repricing, employees were required to exchange their original options in order to receive a certain number of repriced options. The ratio of repriced options to original options was calculated using a proportional scale, whereby the greater the difference in price between the repriced and original options, the fewer repriced options one received. InterWorld has replaced approximately 4,200,000 outstanding options with approximately 3,200,000 repriced options. The repriced stock options have the same terms as the original options, except that the exercise price of the repriced options is $1.00.

InterWorld had accounted for this repricing in accordance with FIN 44, whereby if the exercise price of an option award is reduced, the award shall be accounted for as variable from the date of the modification to the date the award is exercised, forfeited or expires unexercised. FIN 44 requires a charge to operations for the difference between the quoted market value of InterWorld's common stock at the end of each reporting period and the option price of unexercised, outstanding stock options. Thus, compensation expense may be recorded in the future as a result of this repricing. Based on the last reported sale price on December 31, 2000, of InterWorld's Common Stock on the Nasdaq National Market, $0.50, there were no additional stock-based compensation charges for the value-for-value repricing in the year ended December 31, 2000.

10. Stock Option, Defined Contribution and Profit Sharing Plans

STOCK OPTION PLANS

In March 1996, InterWorld implemented its 1996 Stock Option Plan (the 1996 Plan) whereby incentive and nonqualified options to purchase shares of InterWorld's stock may be granted to directors and employees of InterWorld and its subsidiaries. In June 1998, the Board of Directors approved amendments to the 1996 Plan whereby the aggregate number of shares of common stock for which options may be granted under the 1996 Plan was increased to 6,600,000. The exercise and vesting periods and the exercise price for options granted under the 1996 Plan are determined by the Board of Directors or a Committee of the Board of Directors. The 1996 Plan stipulates that no option may be exercisable after seven years from the date of grant. The fair market value of InterWorld's common stock is determined by the Board of Directors. Options granted under the Plan generally vest over a period of five years, 20% on the first anniversary of the date of grant and 5% each quarter thereafter.

In January 2000, the shareholders of InterWorld approved the InterWorld Corporation 2000 Equity Incentive Plan (the 2000 Plan), which was approved by the InterWorld's Board of Directors in November 1999. The aggregate number of shares of common stock for which options may be granted under the 2000 Plan is 3,000,000 plus any available shares not covered by an option granted under the 1996 Plan. The exercise and vesting periods and the exercise price for options granted under the 2000 Plan are determined by the Board of Directors or a Committee of the Board of Directors. The fair market value of InterWorld's common stock is determined by the Board of Directors. Options granted under the Plan generally vest over a period of three to four years.

The following tables summarize activity regarding stock options for the years ended December 31, 2000, 1999 and 1998:

                                             2000                       1999                      1998
                                             ----                       ----                      ----
                                                 Weighted                   Weighted                  Weighted
                                     Shares       Average       Shares       Average      Shares       Average
                                      Under      Exercise       Under       Exercise       Under      Exercise
                                     Option        Price        Option        Price       Option        Price
                                     ------        -----        ------        -----       ------        -----
Options outstanding,
   beginning of year                5,846,120    $   19.34     3,428,155    $   2.86     2,904,737    $   1.71

Options granted                     4,808,890    $   15.92     4,150,701    $  27.12     1,166,118    $   5.31
Options granted from repricing*     3,236,710    $    1.00             -    $      -             -    $     -

Options forfeited                  (3,253,892)   $   25.70    (1,073,548)   $   6.95      (278,564)   $   2.39
Options forfeited from repricing*  (4,199,108)   $   20.10             -    $      -             -    $      -

Options exercised                  (1,634,589)   $    3.57      (659,188)   $   2.78      (364,136)   $   1.89
                                   ----------                 ----------                ----------
Options outstanding,
   end of year                      4,804,131    $    3.95     5,846,120    $  19.34     3,428,155    $   2.86
                                   ==========    =========    ==========    ========    ==========    ========

Exercisable, end of year            1,010,050    $    4.60     1,705,286    $   3.68     1,008,656    $   2.10
                                   ==========    =========    ==========    ========    ==========    ========

   * Includes grants which have been adjusted for the election by the employee to exchange original unexercised options to receive a certain number of repriced options on a "value-for-value repricing" basis to the market closing price of December 4, 2000 (see Note 9).

                          Options Outstanding at December 31, 2000
                          ----------------------------------------
                                                  Weighted average
                              Options                 remaining
                            outstanding           contractual life
                            -----------           ----------------

     At $0.500                108,000                   9.99
     At $1.000               4,226,927                  9.19
     At $1.250                14,663                    2.96
     At $2.000                12,960                    3.56
     At $4.250                 6,365                    4.05
     At $8.500                 3,750                    4.45
     At $10.000               56,806                    5.09
     At $11.000               138,598                   9.40
     At $15.000               36,125                    5.61
     At $51.125               99,937                    5.92
     At $64.500               50,000                    9.17
     At $72.500               50,000                    6.13
                              ------                    ----
                             4,804,131                  8.99

InterWorld applies Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," and related interpretations in accounting for its 1996 and 2000 Plans and other stock-based compensation issued to employees. Under APB No.25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of InterWorld's stock and exercise price. During the years ended December 31, 2000, 1999, and 1998, InterWorld has recognized compensation expense for options granted to employees of $9,584, $3,597 and $1,615, respectively. Based on the closing price of InterWorld's common stock on December 31, 2000, InterWorld estimates that it will recognize compensation expense in an aggregate amount of $5,556 in future years as options vest for all existing grants.

During 2000, InterWorld agreed to issue an aggregate of 384,500 shares of Restricted Common Stock which vests over one to three years, to five officers. The officers may elect to have InterWorld reduce the number of shares issued to them for payment of applicable federal, state and local taxes. As a result, an aggregate of 150,431 shares of common stock were issued to the officers (net of the tax obligation if applicable). At December 31, 2000, there were outstanding Restricted Common Stock grants of 106,251 shares. In connection with these grants, InterWorld recorded $7,336 in stock-based compensation during the year ended December 31, 2000.

InterWorld accounts for equity instruments issued to non-employees using the fair value method in accordance with the provisions of Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments that are issued to other than employees for acquiring, or in conjunction with selling goods or services.

During 2000, 1999, and 1998 InterWorld issued options to purchase 100,000, 80,000 and 8,706 shares of common stock, respectively, to third party consultants in exchange for services. InterWorld has recognized stock-based compensation expense of $1,563 in 2000, $530 in 1999 and $47 in 1998 based on the fair value of such options at the date of grant.

Had compensation cost for option grants to employees been determined based upon the fair value at the date of grant for awards under the 1996 and 2000 Plans consistent with the methodology prescribed under SFAS No. 123, "Accounting for Stock Based Compensation," (SFAS 123), InterWorld's net loss and loss per share for the years ended December 31, 2000, 1999 and 1998 would have increased by approximately $9,310 or $0.33 per share, $5,303 or $0.28 per share or $1,568 or $0.11 per share, respectively.

The fair values of options granted to employees during the years ended December 31, 2000, 1999 and 1998 have been determined on the date of the respective grant using the Black-Scholes option-pricing model based on the following weighted average assumptions:

                                       2000             1999             1998
                                       ----             ----             ----
Dividend yield                         None             None             None
Weighted average risk-free interest
 rate on date of grant                 6.25%            5.34%           5.11%
Forfeitures                            None             None             None
Expected life                        3.3 years        5 years          5 years
Volatility                             179%             110%             85%

DEFINED CONTRIBUTION PLAN

InterWorld has a defined contribution savings plan (the Plan), which qualifies under Section 401(k) of the Internal Revenue Code. Participants may contribute up to 15% of their gross wages not to exceed, in any given year, a limitation set by Internal Revenue Service regulations. The Plan provides for discretionary contributions to be made by InterWorld as determined by its Board of Directors. InterWorld has not made any contributions to the Plan.

EMPLOYEE STOCK PURCHASE PLAN

InterWorld adopted a qualified employee stock purchase plan in 1999, under section 423 of the Internal Revenue Code and accordingly it is considered a non-compensatory plan under APB 25. Under the plan, eligible employees are provided an opportunity to purchase shares of InterWorld's common stock through regular payroll deductions. The total number of shares of common stock that are authorized for issuance under the plan is 1,000,000. Employees are given an opportunity to purchase shares of common stock during consecutive six-month periods, and the right to purchase shares will expire on the last day of the six-month period. The purchase price for shares offered under the plan for the first plan period ending February 29, 2000 was equal to a percentage designated by the compensation committee of the Board of Directors (not less than 85%) of the closing price of InterWorld's common stock on February 29, 2000 as reported on The NASDAQ Stock Market's National Market. For each subsequent six-month period the purchase price for shares offered under the plan will be equal to a percentage designated by the compensation committee of the Board of Directors (not less than 85%) of the lower of the fair market value of InterWorld's common stock at the commencement or termination of the six-month period. The plan will expire on the tenth anniversary of the effective date of the plan.

11. Customer Information and Segment Reporting

On January 1, 1998, InterWorld adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (FAS 131). FAS 131 supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise" (FAS 14) replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of InterWorld's reportable segments. FAS 131 also requires disclosures about products and services, geographic areas and major customers. InterWorld is organized and operates as a single segment.

Information regarding InterWorld's revenues by geographic areas is as follows:

                                        Years ended December 31,
                                        ------------------------
                             2000                 1999                 1998
                             ----                 ----                 ----
Revenues:
  Americas                $     46,903         $     34,283         $     14,327
  Europe                         3,359                5,215                    -
  Asia Pacific                   2,050                1,049                  263
                          ------------         ------------         ------------
     Total Revenue        $     52,312         $     40,547         $     14,590
                          ============         ============         ============


In 2000 and 1999, no customer accounted for more than 10% of net revenues. In 1998, one customer accounted for 14% of net revenues. At December 31, 2000, three customers accounted for approximately 71%, of net accounts receivable.

12. Employment Agreements

Effective January 2000, Jeremy Davis, InterWorld's Chief Executive Officer and President, entered into an employment agreement with InterWorld with an initial term of three years. This agreement established a base salary and bonus eligibility based on performance. InterWorld also agreed to loan Mr. Davis $750 to assist in his relocation expenses, which would bear interest at the prime rate and was due to be repaid upon the sale of his former principal residence. However, Mr. Davis did not require assistance with his relocation and as a result InterWorld did not loan Mr. Davis the $750. InterWorld granted Mr. Davis a non-qualified option grant to purchase 500,000 shares of common stock at an exercise price of $51.125. Had Mr. Davis remained at InterWorld, this stock option would have vested 20% on January 5, 2001 and 5% on the last day of each completed quarter thereafter. In addition, InterWorld agreed to issue an aggregate of 50,000 shares of common stock to Mr. Davis of which 16,667 shares were issued on February 11, 2000 and 16,667 and 16,666 were to be issued on or about January 5, 2001 and 2002, respectively. Mr. Davis' employment agreement permitted him to elect to have InterWorld reduce the number of shares issued to him for payment of applicable federal, state and local taxes, which he did for his initial issuance of 16,667 shares. As a result, 8,800 shares were issued to Mr. Davis, net of his tax obligations. InterWorld recognized approximately $992 in stock-based compensation during 2000 in connection with this issuance. Effective November 15, 2000, Mr. Davis terminated his employment with InterWorld and vacated his seat on the Board, at which point all his unvested restricted stock and stock options were forfeited. Michael Donahue, InterWorld's Vice Chairman and Co-Founder, assumed the role as Chief Executive Officer upon Mr. Davis' departure.

Effective February 2000, Russell Fleischer, InterWorld's Senior Vice President, Finance, entered into an employment agreement with InterWorld with an initial term of three years. This agreement established a base salary and bonus eligibility based on performance. InterWorld granted Mr. Fleischer a non-qualified option grant to purchase 250,000 shares of common stock at an exercise price of $51.50. Had Mr. Fleischer remained at InterWorld this stock option would have vested 20% on January 5, 2001 and 5% on the last day of each completed quarter thereafter. In addition, InterWorld agreed to issue an aggregate of 25,000 shares of common stock to Mr. Fleischer of which 8,334 shares were issued on February 28, 2000 and 8,333 and 8,333 were to be issued on or about February 18, 2001 and 2002, respectively. Mr. Fleischer's employment agreement permitted him to elect to have InterWorld reduce the number of shares issued to him for payment of applicable federal, state and local taxes, which he did for his initial issuance of 8,334 shares. As a result, 4,500 shares were issued to Mr. Fleischer, net of his tax obligations. InterWorld recognized approximately $429 in stock-based compensation during 2000 in connection with this issuance. Effective May 31, 2000, Mr. Fleischer terminated his employment with InterWorld, at which point all his unvested restricted stock and stock options were forfeited.

InterWorld entered into a separation agreement with Daniel A. Turano, the former Senior Vice President, Worldwide Sales pursuant to which Mr. Turano terminated his employment with InterWorld as of March 31, 2000. Mr. Turano received his regular base pay and health benefits through such date together with a .33% commission rate on revenue recognized on commissionable InterWorld product licenses and first year maintenance earned through such date. Under the terms of the agreement, Mr. Turano may provide consulting services to InterWorld until June 30, 2000. If such consulting services were at a level satisfactory to the President and CEO of InterWorld, 10% of Mr. Turano's unvested options, representing the right to purchase 5,625 shares of the InterWorld's common stock, would be eligible for accelerated vesting on June 30, 2000. In the event of such vesting, Mr. Turano had until September 30, 2000 to exercise such options. Mr. Turano did not provide consulting services during 2000 and therefore none of the options accelerated and vested.

Effective March 2000, InterWorld entered into a separation agreement with Peter Schwartz, InterWorld's former Chief Financial Officer pursuant to which Mr. Schwartz terminated his employment with InterWorld as of May 31, 2000. Mr.

Schwartz received his regular base pay through May 31, 2000, a guaranteed incentive bonus of $50 and any accrued and unused vacation payable in a lump sum upon termination. InterWorld agreed to continue health and welfare benefits for one year. Additionally, InterWorld agreed to accelerate the vesting of all unvested options granted to Mr. Schwartz. InterWorld recognized approximately $263 in stock-based compensation in connection with this acceleration in vesting during the year ended 2000.

Effective June 16, 2000, Douglas Maio, InterWorld's Chief Financial Officer, entered into an employment agreement with InterWorld for an initial term of two years. This agreement established a base salary and bonus eligibility based on performance. InterWorld also agreed to issue an aggregate of 100,000 shares of restricted Common Stock to Mr. Maio, all of which were issued on June 16, 2000. Mr. Maio elected to have InterWorld reduce the number of shares issued to him for payment of applicable federal, state and local taxes. As a result, 52,950 shares were issued to Mr. Maio, net of his tax obligations. InterWorld recognized approximately $1,850 in stock-based compensation in connection with this issuance. Subsequently in February 2001, InterWorld entered into a separation agreement with Mr. Maio, superseding his employment agreement, pursuant to which Mr. Maio's employment with InterWorld was terminated as of February 9, 2001. Mr. Maio received severance pay equal to one year of his regular base pay plus all accrued and unused vacation, payable in a lump sum upon termination, and InterWorld agreed to continue health and welfare benefits for one year.

13. Income Taxes

InterWorld has incurred losses since inception which have generated net operating loss carryforwards of approximately $76,720 and $47,950 at December 31, 2000 and 1999, respectively, for federal and state income tax purposes. These carryforwards are available to offset future taxable income and expire in 2011 through 2020. At December 31, 2000 and 1999, InterWorld also had research and development tax credit carryforwards in the amount of $2,068 and $1,100, respectively, which expire in 2002 through 2020.

Section 382 of the Internal Revenue Code of 1986, as amended (the IRC), places a limitation on the utilization of federal net operating loss carryforwards upon the occurrence of an ownership change. In general, a change in ownership occurs when a greater than 50 percent change in ownership takes place over a three-year testing period. The annual utilization of net operating loss carryforwards generated prior to such change is limited, in any one year, to a percentage of the entity's fair value at the time of the change in ownership. As a result of certain equity transactions contemplated by InterWorld, a change in ownership, as defined by Section 382 of the IRC will occur as a result of Rights Offering and the conversion of Series A Preferred (Note 17). It is expected that this will result in a material limitation to the amount of net operating losses available to InterWorld in future periods. There is also a substantial risk that InterWorld will have undergone an ownership change for purposes of Section 382 on November 10, 2000, the date of issuance of the Series A Preferred, because the terms of the Series A Preferred provide the holder with the option to convert the Series A Preferred into more than 50% of the common stock in certain circumstances. The annual Section 382 limitation resulting from a November 10, 2000 ownership change may differ from the Section 382 annual limitation that would result from an ownership change that is caused by the Rights Offering and the exchange of the Series A Preferred into common stock because the fair value of InterWorld's outstanding stock may be different on the relevant dates.

The net operating loss carryforwards and temporary differences between carrying amounts of assets and liabilities for financial reporting and income tax purposes result in a net deferred tax benefit of $53,870 and $31,290 at December 31, 2000 and 1999, respectively. InterWorld's operating plans anticipate taxable income in future periods; however, such plans make significant assumptions which cannot be reasonably assured, including market acceptance of InterWorld's products and services by customers. Therefore, in consideration of InterWorld's accumulated losses and the uncertainty of its ability to utilize this deferred tax benefit in the future, InterWorld has recorded valuation allowances of $53,870 and $31,920 at December 31, 2000 and 1999, respectively, to fully offset the deferred tax benefit amount.

Significant components of the noncurrent deferred tax asset at December 31, 2000 and 1999 are as follows:

                                                       December 31,
                                                    2000          1999
                                                    ----          ----
Deferred tax assets:
    Net operating loss                          $   33,757    $   21,097
    Foreign operating loss carryforward              1,728         3,704
    Accruals, reserves and other                     6,819         2,122
    Research and development expenditures            8,190         2,756
    Research and development credits                 2,068         1,100
    Depreciation                                       853           394
    Nonqualified stock options and warrants            475           166
                                                ----------    ----------
        Total deferred tax assets                   53,890        31,339
                                                ----------    ----------
    Deferred tax liabilities:
    Amortization                                        20            49
                                                ----------    ----------
        Total deferred tax liabilities                  20            49
                                                ----------    ----------
Net deferred tax asset                              53,870        31,290
Less: valuation allowance                          (53,870)      (31,290)
                                                ----------    ----------
Deferred tax asset, net                         $        -    $        -
                                                ==========    ==========


The provision (benefit) for income taxes differs from the amount of income tax determined by applying the applicable U.S. income tax rate to income (loss) before taxes as follows:

                                                     Year Ended
                                                     ----------
                                            2000         1999         1998
                                            ----         ----         ----

 Federal income tax statutory rate            (35)%         (35)%        (35)%
 State income taxes, net of federal
   tax benefit                                 (9)           (9)          (9)
 Excess foreign tax benefit                      -            5            4
 Incentive stock options                         2            5            3
 Other nondeductible items                       1            3            3
 Valuation allowance                            41           31           34
                                         ---------    ---------    ---------
 Income tax rate as recorded                     -            -            -
                                         =========    =========    =========

14.  Commitments

LEASES

InterWorld has entered into noncancelable operating leases primarily for office space, furniture and office equipment with initial or remaining terms of six months or more. Total rent expense amounted to $4,213, $2,113 and $ 1,283 for the years ended December 31, 2000, 1999 and 1998, respectively.

Commencing October 1999, InterWorld extended its lease and leased additional office space at its current headquarters location. InterWorld has subleased a portion of the space to UGO, a related party. The lease and sublease will expire in December 2015 and the sublease allows InterWorld to terminate all or a portion of the subleased space under specific circumstances.

Future minimum lease payments by year under gross and net operating leases, UGO's sublease obligation and capital leases with initial or remaining terms of one year or more consisted of the following at December 31, 2000:

                                   Gross             UGO            Net
              Year               Operating        Sublease       Operating
              ----               ---------        --------       ---------
2001                                  2,991           1,214          1,777
2002                                  2,710           1,250          1,460
2003                                  2,716           1,285          1,431
2004                                  2,718           1,321          1,397
2005 and thereafter                  46,476          17,943         28,533
                                -----------      ----------     ----------
Total minimum lease payments     $   57,611      $   23,013     $   34,598
                                ===========      ==========     ==========

15. Investment in UGO

On March 30,1998, InterWorld completed a spin-off distribution of its subsidiary UGO, reducing its majority ownership to a minority interest of approximately 18%. Since March 30, 1998, InterWorld's minority interest in UGO has decreased to approximately 4.5% as a result of private equity financings by UGO. Common shares of UGO were distributed to InterWorld's common and preferred shareholders of record as of March 30, 1998, on the basis of 0.18 a common share of UGO for each common or preferred share (on an as converted basis) of InterWorld. UGO is an online retailer of game and entertainment software.

InterWorld carries its investment in UGO at cost and it has no continuing significant involvement in the operations of UGO.

16. Significant Contract

In June 2000, InterWorld executed a software license agreement with a significant customer. Concurrently, InterWorld started negotiations on a long-term master services agreement with this customer pursuant to which InterWorld would be required to make significant modifications and customizations to the software. As of December 31, 2000, due to the significant modifications and customizations required, InterWorld determined that the arrangement was a bundled transaction that should be accounted for under the percentage of completion method in accordance with Statement of Position No. 81-1 (SOP 81-1), as required by Statement of Position 97-2 (SOP 97-2). Additionally, due to the lack of a definitive master services agreement with the customer and in accordance with SOP 81-1, InterWorld has deferred all revenue and expenses related to this contract and will recognize revenue and expenses based on the terms of a definitive arrangement with the significant customer when such an arrangement is finalized. Approximately $3.4 million and $5.1 million of Deferred Contract Costs and Customer Deposits, respectively, have been included in InterWorld's consolidated balance sheet at December 31, 2000. The master services agreement was finalized on March 27, 2001.

17. Subsequent Events

On January 25, 2001 InterWorld and J Net announced the signing of definitive agreements for, among other things, the issuance and sale of InterWorld common stock that will provide InterWorld with between $20,000 and $40,000. The transaction will be in the form of a rights offering to existing common shareholders of InterWorld, with J Net acting as a stand-by purchaser to ensure minimum proceeds of $20,000 from the offering. In conjunction with the offering, J Net will exchange all of its Series A Preferred and the warrant issued to J Net by InterWorld in November 2000 for approximately 46 million shares of InterWorld common stock.

Each of InterWorld's existing shareholders will receive the right to acquire approximately 1.05 shares of new InterWorld common stock at $.65 per share for each share owned by such shareholders. In the event the rights offering is not fully subscribed, J Net has agreed to purchase sufficient shares of common stock at $.65 per share to ensure that the offering will provide minimum proceeds of $20,000 to InterWorld. In addition, J Net received an option to purchase additional shares of InterWorld common stock to increase its investment in this financing by an aggregate of up to $20,000. J Net can exercise a portion of this option at $0.65 per share and a portion at per share price of 90% of the volume-weighted average trading price of InterWorld common stock for the 10-day period prior to the time of exercise, subject to a floor of $0.65 per share. The portion of J Net's option exercisable at each such price will depend on the aggregate amount of shares subscribed by InterWorld's other shareholders in the rights offering.

Also in conjunction with this offering, J Net has agreed to exchange the Series A Preferred and the related warrant to purchase common stock, both acquired in the November 2000 financing transaction, for approximately 46 million shares of InterWorld common stock. Accordingly, InterWorld will be released from its obligation at J Net's election to redeem the Series A Preferred for $30,000 plus accrued dividends on or after April 12, 2001. Assuming consummation of the transactions outlined in the agreements, it is likely J Net will own a majority of the issued and outstanding common stock of InterWorld.

These transactions are subject, among other conditions, to InterWorld shareholder approval and a charter amendment is required to increase the number of authorized shares of common stock. It is also contemplated that the shareholders will be asked to increase the number of shares issuable under InterWorld's Equity Incentive Plan in connection with the transaction. J Net would not be obligated to consummate these transactions if InterWorld's common stock is not listed on one or more specified national securities exchanges. Additionally, J Net would not be obligated to act as stand-by purchaser in the rights offering if there has been an occurrence that is reasonably likely to have a material adverse effect on us. As discussed below, InterWorld has received a notice indicating that our common stock could be de-listed from the Nasdaq National Market. As a result, InterWorld is in active discussions with J Net regarding a potential modification to the proposed financing. This modification may include an abandonment of the proposed rights offering. If InterWorld does proceed with the transactions as discussed above, the rights offering and the shareholder vote would be made pursuant to a prospectus, proxy statement and registration statement to be filed with Securities and Exchange Commission.

On February 9, 2001, InterWorld's board of directors declared and distributed a preferred stock dividend to the holders of the Series A Preferred of 93,994 shares of Series A Preferred.

Effective January 2001, InterWorld entered into a separation agreement with Mr. DeMaille, its former Senior Vice President, Marketing, pursuant to which Mr. DeMaille's employment with InterWorld was terminated as of January 31, 2001. Mr. DeMaille received severance pay equal to three months of his regular base pay plus all accrued and unused vacation, payable in a lump sum upon termination, and InterWorld agreed to continue health and welfare benefits for three months from the date of termination. In addition, InterWorld agreed to remove all restrictions on the 75,000 shares of common stock previously issued to Mr. DeMaille pursuant to his Restricted Common Stock agreement and to allow him to continue vesting his common stock options through April 30, 2001. All remaining unvested options were forfeited.

InterWorld's common stock is currently listed on the NASDAQ National Market. On March 13, 2001, InterWorld received a notification from the NASDAQ Stock Market, Inc. (NASDAQ) that it was not in compliance with the NASDAQ's $1.00 minimum bid price requirement because its common stock had closed below the minimum bid price for 30 consecutive business days. To regain compliance with the standard, the common stock is required to have a closing bid price at or above $1.00 for ten consecutive trading days within the 90-calendar-day period following the advent of non-compliance. InterWorld's failure to meet the NASDAQ's maintenance criteria in the future may result in the de-listing of its common stock from the NASDAQ National Market. In such event, trading, if any, InterWorld's common stock may then continue to be conducted in the non- NASDAQ over-the-counter market, in what is commonly referred to as the electronic bulletin board and the "pink-sheets." As a result, an investor may find it more difficult to dispose of or obtain accurate quotations as to the market value of InterWorld's common stock. In addition, in the event InterWorld's common stock is de-listed, broker-dealers would have certain regulatory burdens imposed upon them, which may discourage them from effecting transactions in InterWorld's common stock, further limiting the liquidity thereof. This may have the effect of limiting InterWorld's ability to raise additional financing.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There are no changes in and/or disagreements with accountants on accounting and financial disclosure.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this item is contained under the captions "Executive Officers and Directors" in InterWorld's definitive proxy statement for its 2001 Annual Meeting of Shareholders and is incorporated herein by this reference.

Item 11. Executive Compensation

The information required by this item is contained under the captions "Executive Compensation" and "Director Compensation" in InterWorld's definitive proxy statement for its 2001 Annual Meeting of Shareholders and is incorporated herein by this reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this item is contained under the captions "Executive Compensation," "Director Compensation," "Ownership of InterWorld Corporation Stock" and "Compensation Committee Interlocks and Insider Participation in InterWorld's definitive proxy statement for its 2001 Annual Meeting of Shareholders and is incorporated herein by this reference.

Item 13. Certain Relationships and Related Transactions

The information required by this item is contained under the captions "Executive Compensation," "Director Compensation," "Ownership of InterWorld Corporation Stock" and "Compensation Committee Interlocks and Insider Participation in InterWorld's definitive proxy statement for its 2001 Annual Meeting of Shareholders and is incorporated herein by this reference.

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

(b) Reports on Form 8-K.

   Date of Report     Items Reported                 Description
   --------------     --------------                 -----------
  October 19, 2000      Items 5 & 7    Current Report - Equity Transaction with
                                                J Net Enterprises, Inc.
  December 11, 2000       Item 5       Current Report - Employee Value-for-Value
                                                    Option Repricing

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       InterWorld Corporation

Dated: April 2, 2001                   By:  /s/ Michael J. Donahue
      -----------------------------       --------------------------------------
                                          Michael J. Donahue
                                          Vice Chairman & Chief Executive
                                          Officer

Each person whose signature appears below hereby constitutes and appoints Michael J. Donahue, his true and lawful attorneys-in-fact and agents, each acting alone, with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that the said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April [ ], 2001.

             SIGNATURE                                TITLE

By:   /s/ Michael J. Donahue
     ------------------------------
     Michael J. Donahue              Vice Chairman and Chief Executive Officer

By:   /s/ Larry McTavish
     ------------------------------
     Larry McTavish                  President and Chief Operating Officer

By:   /s/ Steven L. Korby
     ------------------------------
     Steven L. Korby                 Chief Financial Officer, Executive Vice
                                     President and Treasurer
                                     (principal financial and accounting
                                     officer)
By:   /s/ Kevin T. Boyle
     ------------------------------
     Kevin T. Boyle                  General Counsel and Secretary

By:   /s/ Allan R. Tessler
     ------------------------------
     Allan R. Tessler                Chairman

By:   /s/ Russell West
     ------------------------------
     Russell West                    Director

By:   /s/ David Lonsdale
     ------------------------------
     David Lonsdale                  Director

By:   /s/ David R. Markin
     ------------------------------
     David R. Markin                 Director

By:   /s/ Narender D. Singh
     ------------------------------
     Narender D. Singh               Director

By:   /s/ Mark W. Hobbs
     ------------------------------
     Mark W. Hobbs                   Director

Schedule II - Valuation and Qualifying Accounts

                             INTERWORLD CORPORATION
                        VALUATION AND QUALIFYING ACCOUNTS

                                                   Additions
                                           ------------------------
                                           Balance at    Charged to     Charged to                 Balance at
                                           Beginning       Costs        and Other                    End of
                                           of Period      Expenses       Accounts      Deductions    Period
                                           ---------      --------       --------      ----------    ------
                                                                     (in thousands)
Allowance for Doubtful Accounts
   Year ended December 31, 1998                 622         1,438             -            (843)       1,217
   Year ended December 31, 1999               1,217           766             -            (727)       1,256
   Year ended December 31, 2000               1,256         4,026             -          (1,399)       3,883

Valuation Reserve -- Deferred Tax Assets
   Year ended December 31, 1998              14,274         7,568             -               -       21,842
   Year ended December 31, 1999              21,842         9,448             -               -       31,290
   Year ended December 31, 2000              31,290        22,580             -               -       53,870



                                  EXHIBIT INDEX

 Exhibit
 Number                              Description
 ------  -----------------------------------------------------------------------
  3.1    Amended and Restated Certificate of Incorporation of the Registrant (2)
  3.2    Bylaws of the Registrant (1)
  3.3 Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock (8)
  4.1    Form of Common Stock Certificate of the Registrant (10)
  4.2 Form of Series A Convertible Preferred Stock Certificate of the Registrant (10)
  4.3 See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Certificate of Incorporation and Bylaws of the Registrant defining the rights of holders of Common Stock of the Registrant
  4.4 See Exhibit 3.3 for provisions to the Certificate of Designations, Preferences, and Rights of Series A Convertible Preferred Stock defining the rights of holder of Series A Convertible Preferred Stock of the Registrant

  4.5 Amended and Restated Registration Rights Agreement, among the Registrant and Certain Stockholders (2)
  4.6 Registrant Rights Agreement, dated as of November 10, 2000, by and among the Registrant and Jackpot Enterprises, Inc. (8)
  4.7 Stock Purchase Warrant, dated as of November 10, 2000, issued to Jackpot Enterprises, Inc. (8)
 10.1    Amended and Restated 1996 Stock Option Plan (4)
 10.2    Employee Stock Purchase Plan (5)
 10.3 Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (1)
 10.4 Lease dated as of January 12, 1997 between the Registrant as Tenant and New York City District Council of Carpenters Pension Fund, as
         Landlord (1)
 10.5 First Amendment to Lease, dated as of July 1, 1999, between Registrant, as Tenant, and New York City District Council of Carpenters Pension Fund, as Landlord (2)
 10.6    2000 Equity Incentive Plan (6)
 10.8 Securities Purchase agreement, dated October12, 2000, by and among the Registrant and Jackpot Enterprises, Inc. (8)
 10.9 Stock Purchase Agreement, dated as of January 25, 2001, by and between the Registrant and Jackpot Enterprises, Inc. (9)
 10.10 Stand-By-Purchase Agreement, dated as of January 25, 2001, by and between the Registrant and J Net Enterprises, Inc. (9)
 21.1    List of Subsidiaries (7)
 23.1    Consent of PricewaterhouseCoopers LLP (10)
 24.1    Powers of Attorney (included on signature page)

----------

(1) Previously filed on June 3, 1999 with InterWorld's Registration Statement on Form S-1 (No. 333- 79879), incorporated herein by reference.
(2) Previously filed on July 16, 1999 with InterWorld's Amendment No. 1 to Registration Statement on Form S-1 (No. 333-79879), incorporated herein by reference.
(3) Previously filed on August 9, 1999 with InterWorld's Amendment No. 4 to Registration Statement on Form S-1 (No. 333-79879), incorporated herein by reference.
(4) Previously filed on October 29,1999 with InterWorld's Registration Statement on Form S-8 (No. 333-89969), incorporated herein by reference.
(5) Previously filed on October 29,1999 with InterWorld's Registration Statement on Form S-8 (No. 333-89963), incorporated herein by reference.
(6) Previously filed on December 30,1999 with InterWorld's Definitive Proxy Statement on Form DEFS14A, incorporated herein by reference.
(7) Previously filed on February 7, 2000 with InterWorld's Registration statement on Form S-1 (No. 333-96245), incorporated herein by reference.
(8) Previously filed on October 19, 2000 with InterWorld's Current Report on Form 8-K dated October 19, 2000, incorporated herein by reference.
(9) Previously filed on February 2, 2001, with InterWorld's Current Report on Form 8-K dated January 25, 2001, incorporated herein by reference.
(10) Filed herewith