Form 10-K/A
period 2000-12-31
INTERWORLD CORP
filed 2001-04-30
CIK 1060326

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K/A

(Mark One)

  [X] AMENDED ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

Not Applicable

===============================================================================

                             INTERWORLD CORPORATION
                                TABLE OF CONTENTS

                                                                        Page
                                                                        ----
PART I

     Item 1. Business                                                     2

     Item 2. Properties                                                   8

     Item 3. Legal Proceedings                                            8

     Item 4. Submission of Matters to a Vote of Security Holders          8


PART II

     Item 5. Market for Registrant's Common Equity and Related
             Shareholder Matters                                          9

     Item 6. Selected Consolidated Financial Data                        10

     Item 7. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                         11

     Item 7(a). Quantitative and Qualitative Disclosure About
                Market Risk                                              24

     Item 8. Consolidated Financial Statements and Supplementary
             Data                                                        25

     Item 9. Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure                         47


PART III

     Item 10. Directors and Executive Officers of the Registrant         47

     Item 11. Executive Compensation                                     49

     Item 12. Security Ownership of Certain Beneficial Owners and
              Management                                                 52

     Item 13. Certain Relationships and Related Transactions             54


PART IV

     Item 14. Exhibits, Financial Statement Schedules and Reports
              on Form 8-K                                                54


SIGNATURES                                                               55

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


Note 18. Recent Events (Unaudited)

In April 2001, InterWorld announced a series of transactions that will result in InterWorld becoming a majority-owned subsidiary of J Net. The agreements between InterWorld and J Net made in January 2001 and the proposed rights offering contemplated in those agreements (Note 2) have been terminated, InterWorld has received notification from J Net requiring InterWorld to redeem its Series A Preferred Stock in accordance with the terms of the mandatory redemption provisions thereof. Since InterWorld does not have sufficient cash available to redeem the Series A Preferred Stock, J Net will be entitled to require InterWorld to convert the Series A Preferred Stock into Common Stock pursuant to the terms thereof. This will result in J Net holding over 85% of the outstanding Common Stock of InterWorld. In accordance with the terms of the Series A Preferred Stock agreement, InterWorld will accrete approximately $10 million to 150% of the sum of the stated value of the Series A Preferred, any accrued but unpaid dividends and any penalty payments that may be due under the terms of the Series A Preferred Agreement.

In addition, InterWorld has received a decision from The NASDAQ Stock Market Inc. advising InterWorld that under Marketplace Rule 4450(a)(3), InterWorld's securities will be delisted from The NASDAQ National Market at the opening of business on May 4, 2001. Accordingly, InterWorld will take steps to cease to be a reporting company under the Securities Act of 1934, as amended.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There are no changes in and/or disagreements with accountants on accounting and financial disclosure.

PART III

Item 10. Directors and Executive Officers of the Registrant

                        EXECUTIVE OFFICERS AND DIRECTORS

The following table sets forth information regarding InterWorld's executive officers and directors as of December 31, 2000:

      Name               Age                   Position
      ----               ---                   --------
Michael J. Donahue       38     Chairman, President and Chief Executive Officer
Douglas J. Maio          47     Chief Financial Officer
Ip-Ming Stephen Law      47     Senior Vice President, Engineering
Leon S. DeMaille         37     Senior Vice President, Marketing
Kevin T. Boyle           31     General Counsel and Secretary
Kenneth G. Langone       65     Director
Yves Sisteron            45     Director
Jack Slevin              64     Director
Russell West             57     Director
David M. Lonsdale        47     Director
Allan R. Tessler         63     Director
David R. Markin          69     Director
Narender D. Singh        35     Director


Michael J. Donahue. Mr. Donahue co-founded InterWorld in March 1995 and
------------------
currently serves as its Vice Chairman and Chief Executive Officer. He served as Chairman from June 1998 until February 2001 and President from November 2000 until February 2001. He also served as Co-Chairman and Chief Technology Officer of InterWorld from April 1997 until June 1998 and as President of InterWorld from March 1995 until April 1997. Prior to founding InterWorld, Mr. Donahue was the sole proprietor of Donahue & Associates, Inc., from 1992 to 1995, an information technology consulting firm specializing in strategic planning and systems reengineering.

Douglas J. Maio. Mr. Maio joined InterWorld in June 2000 and served as its Chief
---------------
Financial Officer. Prior to joining InterWorld, Mr. Maio served as Executive Vice President of Finance for UGO Networks, Inc., a privately-held online entertainment network, from March 2000 to June 2000. Previously, he spent 20 years with The Dun & Bradstreet Corporation (1979 to early 2000), serving as Chief Financial Officer for several Dun & Bradstreet companies, including Atlanta-based Sales Technologies, Inc., San Jose-based Dataquest, Inc., and Boulder-based Neodata Services, Inc. Effective February 2001, Mr. Maio's employment with InterWorld terminated.

Ip-Ming Stephen Law. Mr. Law joined InterWorld in May 1998 and served as its
-------------------
Senior Vice President, Engineering. Prior to joining InterWorld, Mr. Law was the Chief Technology Officer of Global Financial Services at Perot Systems Corporation from February 1997 to May 1998. Prior to joining Perot Systems, Mr. Law was the Vice President of Global Derivatives Systems Development at Citibank Corporation from December 1992 to February 1997. Effective April 2001, Mr. Law's employment with InterWorld terminated.

Leon S. DeMaille. Mr. DeMaille joined InterWorld in January 2000 and served as
----------------
its Senior Vice President, Marketing. Prior to joining InterWorld, Mr. DeMaille was Vice President of Marketing for Erisco Managed Care Technologies from September 1997 to January 2000. From February 1988 to September 1997, he was the President and Chief Executive Officer of Synergy Marketing Solutions, that provides start-up consulting services to vertical information technology companies. Effective January 2001, Mr. DeMaille's employment with InterWorld terminated.

Kevin T. Boyle. Mr. Boyle joined InterWorld in August 2000 and serves as its
--------------
General Counsel and Secretary. Prior to joining InterWorld, Mr. Boyle was Assistant General Counsel with Visual Networks, Inc. from April 2000 until August 2000. From November 1997 until April 2000, he was Senior Corporate Counsel for Avesta Technologies, Inc., a privately held service management software company. Mr. Boyle also served as in-house counsel for Cambridge Technology Partners, Inc. from March 1996 until May 1997.

Kenneth G. Langone. Mr. Langone has been a director of InterWorld since 1996.
------------------
Mr. Langone has been Chairman and President of Invemed Associates LLC, which he founded, since 1974. He is also a director of The Home Depot, Inc., General Electric Company, ChoicePoint, Unifi, Inc., and Tricon Global Restaurants, Inc. Effective January 2001, Mr. Langone resigned from InterWorld's board of directors.

Yves Sisteron. Mr. Sisteron has been a director of InterWorld since 1996. Mr.
-------------
Sisteron has been a Managing Partner and co-founder of Global Retail Partners, L.P., an investment fund, since January 1996 and Manager of U.S. Investments of Fourcar B.V., a division of Carrefour S.A., the second largest retailer in the world since 1993. Before his involvement with Fourcar, Yves was a management consultant advising French companies on the strategic and legal issues of conducting business and investing in the U.S. Mr. Sisteron also serves as a director of Caribou Coffee Company, eStyle, Online Retail Partners, PETsMART.com, Protege Holdings Limited , UGO Networks, Ulta Salon, Cosmetics & Fragrance, Watch World and Zany Brainy, Inc. Effective January 2001, Mr. Sisteron resigned from InterWorld's board of directors.

Jack Slevin. Mr. Slevin has been a director of InterWorld since 1997. From June
-----------
1995 until his retirement in January 1999, Mr. Slevin was the Chairman and Chief Executive Officer of Comdisco. From October 1994 to June 1995, Mr. Slevin was Chief Operating Officer at Comdisco and from January 1993 to October 1994, he was Executive Vice President of North American Sales at Comdisco. He became a member of the Office of the President when it was created in 1992 and was a member of Comdisco's board of directors from 1979 until January 1999. Mr. Slevin is also currently a director of U.S. West, Inc. and Telehub Network Services Corporation. Effective January 2001, Mr. Slevin resigned from InterWorld's board of directors.

Russell West. Mr. West has been a director of InterWorld since 1996. Mr. West
------------
has been President of OneNetPlus.com, a provider of Internet technology solutions, since May 1999. He was an Executive Vice President and Chief Technology Officer for Comdisco, where he was employed from 1977 to May 1999.

David M. Lonsdale. Mr. Lonsdale has been a director of InterWorld since July
-----------------
2000. Mr. Lonsdale is Chairman and Chief Executive Officer of bTrade.com, Inc., the leading provider of infrastructure solutions that link e-Business partners and communities. Prior to bTrade, he was CEO & President of Uppercase, Inc. and Chrystal Software, Inc. From 1990 until 1996, Mr. Lonsdale was with Dun & Bradstreet where he served as President of A.C. Nielsen Software and Systems and Logistics Data Systems, Inc. From 1977 until 1990, he was employed by the McDonnell Douglas Corporation where he held the positions of Director and General Manager of Tymnet's Application Division and General Manager of McDonnell Douglas Information Systems Europe. Mr. Lonsdale is also currently a director of Network Commerce, Inc., Visilinx, Inc., Lightspeed Interactive, Inc. and BigFatWOW, Inc.

Allan R. Tessler. Mr. Tessler has been a director of InterWorld since October
----------------
2000 and currently serves as Chairman. He is currently Chairman and Chief Executive Officer of J Net Enterprises, Inc. From 1992 until 2000, Mr. Tessler was Co-Chairman and Co-Chief Executive Officer of Data Broadcasting Corporation, a real-time securities market data supplier. He is also a co-founder and director of CBS MarketWatch.com, a leading internet provider of financial news. Mr. Tessler has also been Chairman of the Board of Great Dane Holdings, Inc. and is currently Chairman of the Board of Enhance Financial Services, Inc. and director of The Limited, Inc. and Allis-Chalmers Corp.

David R. Markin. Mr. Markin has been a director of InterWorld since October
---------------
2000. He was Chairman of the Board, Chief Executive Officer and President of Checker Motors Corporation, an automobile parts manufacturer and taxicab fleet operator from 1970 until 2000. Mr. Markin was also President and Chief Executive Officer of Great Dane Holdings, Inc. from 1989 through December 1996. Mr. Markin is also a director of J Net Enterprises, Inc. and has been a director of Enhance Financial Services, Inc. and Data Broadcasting Company.

Narender D. Singh. Mr. Singh has been a director of InterWorld since October
-----------------
2000. Mr. Singh is an accomplished author, speaker and thought leader in the e-commerce, supply and demand chain arenas. He has been an equity partner of The McKenna Group, a management consulting firm, where he specialized in helping leaders of Fortune 500 companies envision, develop, launch, and manage e-business ventures. He co-founded a venture focused on visual-based search engine technology. Prior to joining The McKenna Group, Mr. Singh consulted at Gemini Consulting and The MAC Group, primarily in the high-tech, retail, and supply chain practices. He serves on the boards of several organizations, including CommerceNet, a global non-profit organization with over 600 members.

All directors hold office until the next annual meeting of shareholders or until their successors have been duly elected and qualified.

Effective January 25, 2001, Messrs. Langone, Sisteron and Slevin resigned from the board of directors, at which point all unvested options were forfeited. During February 2001, InterWorld appointed Mr. Hobbs to the board of directors.

             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires InterWorld's officers (as defined in regulations issued by the
SEC) and directors, and persons who own more than ten percent of a registered class of InterWorld's equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish InterWorld with copies of all Section 16(a) forms they file.

Based solely on a review of copies of such reports of ownership furnished to InterWorld, InterWorld believes that during the past fiscal year all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with, except that:

- Kevin Boyle did not timely file a Form 3 and a Form 4 reporting an aggregate of four transactions.
- Leon DeMaille did not timely file a Form 3 and two Form 4's reporting an aggregate of five transactions.
- Jeremy Davis did not timely file a Form 3 reporting an aggregate of two transactions.
- Kevin Kohn did not timely file a Form 3 and a Form 4 reporting an aggregate of three transactions.
- David Lonsdale did not timely file a Form 4 reporting an aggregate of two transactions.
- Joseph Robinson did not timely file a Form 4 reporting one transaction.
- Narender Singh did not timely file a Form 3 reporting one transaction.
- Jack Slevin did not timely file a Form 4 reporting an aggregate of five transactions.
- Allan Tessler did not timely file a Form 4 reporting an aggregate of two transactions.
- David Markin did not timely file a Form 3 and two Form 4's reporting an aggregate of five transactions.
- Robert Zangrillo did not timely file a Form 4 reporting one transaction.

These reports have subsequently been filed.


Item 11. Executive Compensation

                             EXECUTIVE COMPENSATION

The following table sets forth, in accordance with the rules of the Securities and Exchange Commission, information concerning the compensation paid to the Named Executive Officers (as defined in Item 12) for services rendered in all capacities to InterWorld in 2000, 1999 and 1998.


                           Summary Compensation Table

                                                                                    Long-Term
                                                                                  Compensation
                                                                                     Awards
                                           Annual Compensation            ---------------------------
                                  ------------------------------------    Restricted      Securities
                                                             Other           Stock        Underlying         All
                                                             Annual         Awards         Options/         Other
  Name and Position        Year    Salary      Bonus      Compensation        ($)         SAR(#) (1)     Compensation
  -----------------        ----    ------      -----      ------------        ---         ----------     ------------
Michael J. Donahue         2000   $240,000          -              -               -             -        $44,664 (2)
  Vice Chairman and        1999   $240,000          -              -               -             -        $29,776 (2)
  Chief Executive Officer  1998   $240,000          -              -               -             -              -

Kevin Boyle (3)            2000   $ 49,805   $  9,254              -               -        22,000 (4)           -
  General Counsel          1999          -          -              -               -             -              -
  and Secretary            1998          -          -              -               -             -              -

Jeremy Davis (5)           2000   $372,212   $ 32,000              -      $3,318,750 (6)   750,000 (7)    $65,325 (8)
  Former President and     1999          -          -              -               -             -              -
  Chief Executive Officer  1998          -          -              -               -             -              -

Douglas Maio (9)           2000   $120,833   $ 50,000              -      $1,850,000 (10)        -              -
  Former Chief Financial   1999          -          -              -               -             -              -
  Officer                  1998          -          -              -               -             -              -

Leon DeMaille (11)         2000   $187,917   $142,083              -      $2,050,000 (12)   90,001(7)(13)
  Former Senior Vice       1999          -          -              -               -             -              -
  President, Marketing     1998          -          -              -               -             -              -

Alan J. Andreini (14)      2000   $120,000          -              -               -             -              -
  Former Vice Chairman     1999   $240,000          -              -               -             -              -
                           1998   $226,667          -              -               -             -              -

Russell Fleischer (15)     2000   $ 74,599          -              -      $1,487,500 (16)  250,000 (7)          -
  Former Senior Vice       1999          -          -              -               -             -              -
  President, Finance       1998          -          -              -               -             -              -

Notes:
(1) Includes grants which have been adjusted for the election by the employee to exchange original unexercised options to receive a certain number of repriced options on a "value-for-value repricing" basis to the market closing price of December 4, 2000 (see Note 9 of Notes to Consolidated Financial Statements).

(2) Represents forgiveness of a portion of $89,327.27 of principal and interest on a loan made by InterWorld to Mr. Donahue. The remaining obligation is being forgiven in equal monthly installments through May 2001.

(3) Mr. Boyle has worked at InterWorld since August 2000. Annual compensation figures for 2000 reflect compensation paid for that portion of the year during which he worked for InterWorld.

(4) Adjusted to reflect the exchange of an aggregate of 20,000 unexercised options with an exercise price of $17.375 per share, for 15,000 options with an exercise price of $1.00 per share.

(5) Mr. Davis worked at InterWorld from January 2000 through November 2000. Annual compensation figures for 2000 reflect compensation paid for that portion of the year during which he worked for InterWorld.

(6) In connection with Mr. Davis' employment agreement, Mr. Davis received a restricted stock grant of 50,000 shares of Common Stock on January 5, 2000, of which 16,667 shares were issued with commencement of employment and 16,667 and 16,666 were to be issued on or about January 5, 2001 and 2002, respectively. Although included in the figure above, the second and third installments will not vest since Mr. Davis' employment with InterWorld has terminated.

(7) All unvested options were forfeited upon termination of employment with InterWorld.

(8)    Represents relocation expense reimbursement.

(9) Mr. Maio worked at InterWorld from June 2000 through February 2001. Annual compensation figures for 2000 reflect compensation paid for that portion of the year during which he worked for InterWorld.

(10) In connection with Mr. Maio's employment agreement, Mr. Maio received a restricted stock grant of 100,000 shares of Common Stock on June 16, 2000, which vested upon commencement of employment.

(11) Mr. DeMaille worked at InterWorld from January 2000 through January 2001. Annual compensation figures for 2000 reflect compensation paid for that portion of the year during which he worked for InterWorld.

(12) On July 5, 2000, Mr. DeMaille received a restricted stock grant of 100,000 shares of Common Stock of which 25,000 shares were issued immediately, with the remaining 75,000 vesting in equal installments on October 1, 2000, January 1, 2001 and April 1, 2001. Although included in the figure above, the last installment will not vest since Mr. DeMaille's employment with InterWorld has terminated.

(13) Adjusted to reflect the exchange of an aggregate of 80,000 unexercised options with an exercise price of $51.125 per share, for 40,001 options with an exercise price of $1.00 per share, and the exchange of an aggregate of 100,000 unexercised options with an exercise price of $64.50 per share, for 50,000 options with an exercise price of $1.00 per share.

(14) Mr. Andreini worked at InterWorld from April 1997 through July 2000. Annual compensation figures for 2000 reflect compensation paid for that portion of the year during which he worked for InterWorld.

(15)   Mr. Fleischer worked at InterWorld from February 2000 thorough May
       2000. Annual compensation figures for 2000 reflect compensation paid for that portion of the year during which he worked for InterWorld.

(16) In connection with Mr. Fleischer's employment agreement, Mr. Fleischer received a restricted stock grant of 25,000 shares of Common Stock on February 11, 2000, of which 8,334 shares were issued with commencement of employment and 8,333 were to be issued on or about February 28, 2001 and 2002. Although included in the figure above, the second and third installments will not vest since Mr. Fleischer's employment with InterWorld has terminated.

                        OPTION GRANTS IN LAST FISCAL YEAR

The following table sets forth information concerning grants of stock options during the year ended December 31, 2000 to each of the Named Executive Officers:



                                                              Individual Grants
                                ----------------------------------------------------------------------------
                                            Percent of
                                               Total                            Potential Realizable Value at
                               Number of      Options                              Assumed Annual Rates of
                              Securities    Granted to    Exercise               Stock Price Appreciation for
                              Underlying     Employees    or Base                       Option Term (3)
                           Options Granted   in Fiscal     Price     Expiration   -------------------------
      Name                    (#)(1)(2)       Year (2)     ($/sh)       Date         5% ($)        10% ($)
      ----                    ---------       --------     ------       ----         ------        -------
Michael J. Donahue                -               -            -         -                 -              -
Kevin Boyle                  15,000 (4)        0.30%       $1.00      12/04/10        24,433         38,906
                              7,000            0.14%       $1.00      12/04/10        11,402         18,156
Jeremy Davis (5)            500,000 (6)        9.88% (6)   $51.125    12/01/06    35,969,005     49,814,081
                            250,000            4.94%       $11.00     05/26/10     4,479,460      7,132,792
Douglas Maio (5)                  -               -             -        -                 -              -
Leon DeMaille (5)            37,501 (7)(6)     0.74% (6)   $ 1.00     12/04/10        52,768         73,079
                              2,500 (8)(6)     0.05% (6)   $ 1.00     12/04/10         3,518          4,872
                             50,000 (9)        0.99%       $ 1.00     12/04/10        81,445        129,687
Alan J. Andreini (5)              -               -             -        -                 -              -
Russell Fleischer  (5)      250,000            4.94%       $51.50     02/28/07    18,116,418     25,089,733

------------------------------------------------------------------------------------------------------------

Notes:
(1) All options were granted pursuant to our Incentive Plan (approved by InterWorld's board of directors in November 1999 and subsequently by InterWorld's shareholders in January 2000) at exercise prices equal to the fair market value of InterWorld's Common Stock on the date of grant. The options vest in installments over three to five year periods after the grant date and terminate ten years after the grant date.

(2) Includes grants which have been adjusted for the election by the employee to exchange original unexercised options to receive a certain number of repriced options on a "value-for-value repricing" basis to the market closing price of December 4, 2000 (see Note 9 of Notes to Consolidated Financial Statements).

(3) Amounts represent hypothetical gains that could be achieved from the exercise of the respective stock options and the subsequent sale of the Common Stock underlying such options if the options were exercised at the end of the option terms. The gains are calculated assuming the stock will appreciate at annual compounded rates of 5% and 10% over the life of the stock option. The rates of appreciation are mandated by the rules of the Exchange Act and do not represent InterWorld's estimate or projection of the future Common Stock price.

(4) Reflects the exchange of an aggregate of 20,000 unexercised options with an exercise price of $17.375 per share, for 15,000 options with an exercise price of $1.00 per share.

(5) Employment with InterWorld has terminated. All unvested options were forfeited upon termination of employment.

(6) Reflects stock options approved by the Compensation Committee of the board of directors in December 1999 and granted upon the commencement of employment in January 2000.

(7) Reflects the exchange of an aggregate of 75,000 unexercised options with an exercise price of $51.125 per share, for 37,501 options with an exercise price of $1.00 per share.

(8) Reflects the exchange of an aggregate of 5,000 unexercised options with an exercise price of $51.125 per share, for 2,500 options with an exercise price of $1.00 per share.

(9) Reflects the exchange of an aggregate of 100,000 unexercised options with an exercise price of $64.50 per share, for 50,000 options with an exercise price of $1.00 per share.


                          FISCAL YEAR END OPTION VALUES

The following table sets forth information with respect to the number and value of the outstanding options held by the Named Executive Officers at December 31, 2000:

                                                    Number of Securities         Value of Unexercised
                         Shares                    Underlying Unexercised            In-the-Money
                       Acquired on                 Options at Fiscal Year-      Options at Fiscal Year-
                        Exercise      Value                 End (#):                    End($):
      Name                (#)      Realized (1)   Exercisable/Unexercisable   Exercisable/Unexercisable(2)
      ----                ---      ------------   -------------------------   ----------------------------

Michael J. Donahue          0             0                 0 / 0                        0 / 0
Kevin Boyle (3)             0             0                 0 / 22,000                   0 / 0
Jeremy Davis (4)            0             0            34,722 / 0                        0 / 0
Douglas Maio (4)            0             0                 0 / 0                        0 / 0
Leon DeMaille (3)(4)        0             0               625 / 89,376                   0 / 0
Alan J. Andreini (4)     642,849     $13,017,692            0 / 0                        0 / 0
Russell Fleischer (4)       0             0                 0 / 0                        0 / 0

Notes:

(1) Values are calculated by subtracting the exercise price from the fair market value of the Common Stock as of the exercise date.

(2) Calculated using a share price of $0.50, which was the last reported sale price of InterWorld's Common Stock on the Nasdaq National Market on December 29, 2000 (the last trading day of 2000).

(3) Includes grants which have been adjusted for the election by the employee to exchange original unexercised options to receive a certain number of repriced options on a "value-for-value repricing" basis to the market closing price of December 4, 2000 (see Note 9 of Notes to Consolidated Financial Statements).

(4) Employment with InterWorld has terminated. All unvested options were forfeited upon termination of employment.


Item 12. Security Ownership of Certain Beneficial Owners and Management

                    OWNERSHIP OF INTERWORLD CORPORATION STOCK

The following table sets forth information with respect to the beneficial ownership of our Common Stock as of April 20, 2001 with respect to each stockholder known by us to be the beneficial owner of more than 5% of our Common Stock; each of our directors; each of our current Chief Executive Officer, our General Counsel and Secretary, our former Chief Executive Officer and President, our former Chief Financial Officer, our former Senior Vice President, Marketing, our former Vice Chairman and our former Senior Vice President, Finance (collectively, the "Named Executive Officers"); and all executive officers and directors as a group.



                                            Shares        Percentage of
                                         Beneficially     Common Stock
 Name of Beneficial Owner (1)               Owned        Outstanding (2)
 ----------------------------               -----        ---------------

George Soros (3) (12)                     1,512,265            5.2%
J Net Enterprises, Inc. (4)(6)           10,137,311           28.8%
  Total Five Percent Holders (5)         11,649,576           33.1%


Michael J. Donahue (6)                    4,275,406           14.6%
Mark W. Hobbs (4)(6)                     10,137,311           28.8%
David Lonsdale (7)                            4,941              *
David R. Markin (4)(6) (8)               10,142,252           28.8%
Narender D. Singh (7)                         4,941              *
Allan R. Tessler (4)(6) (9)              10,142,252           28.8%
Russell West (10)                            41,562              *
Kevin Boyle (11)                              5,376              *
Jeremy Davis                                  8,800              *
Douglas Maio (12)                            52,950              *
Leon DeMaille (13)                           77,917              *
Alan J. Andreini                                  0              *
Russell Fleischer (12)                        3,950              *
  All Named Executive Officers and
  directors as a group (14 persons)      10,352,630           29.3%

* Less than one percent.

Notes:
(1) Except as otherwise noted, the persons or entities named in the table have sole voting and investment power with respect to all the shares of Common Stock beneficially owned by them, subject to community property laws where applicable. Except as otherwise indicated, the address of each Named Executive Officer, director and beneficial owner of more than 5% of our Common Stock is c/o InterWorld Corporation, 395 Hudson Street, 6th Floor, New York, New York 10014.

(2) The ownership percentages set forth in the table are based on 29,360,993 shares of Common Stock outstanding as of April 20, 2001, together with applicable options and/or warrants for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities where applicable. Shares of Common Stock subject to options that are presently exercisable or exercisable within 60 days of the Record Date are deemed to be beneficially owned by the person holding these options for the purpose of computing the percentage of ownership of the person but are not treated as outstanding for the purpose of computing the percentage of any other person.

(3) Includes 1,405,000 shares held for the account of the Open Society Institute, a New York trust of which Mr. Soros serves as a trustee.

(4)    Includes 3,293,994 shares issuable upon conversion of the Series A
       Stock and 2,572,911 shares issuable upon the exercise of the related warrant owned by J Net. (See Note 17 of Notes to Consolidated Financial Statements). If and when the common stock of InterWorld is delisted from the NASDAQ, if InterWorld is unable to redeem the Series A Preferred pursuant to the terms thereof, J Net will have the option to require InterWorld to issue a number of shares of common stock equal to the applicable redemption amount divided by the lesser of (i) the then-applicable Conversion Price for the Series A Preferred, (ii) $2.00 and (iii) 65% of the Market Price of the common stock (as determined in accordance with the terms of the Series A Preferred). Based on $0.13 as of April 20, 2001, in such case J Net could require InterWorld to issue more than 350 million shares of InterWorld common stock to J Net, which would result in J Net becoming the beneficial owner of at least 85% of InterWorld's common stock. Excludes five percent holders who are listed as a director or a Named Executive Officer.

(5) Excludes five percent holders who are listed as a director or a Named Executive Officer.

(6) Includes 4,270,406 shares held by Michael J. Donahue that secure the Loan Assumption and Forbearance Agreement between Mr. Donahue and J Net, as filed with the Securities and Exchange Commission on February 2, 2001 on Form 8-K dated January 25, 2001. Mr. Hobbs is the President and Chief Operating Officer of J Net, Mr. Markin is a director of J Net and Mr. Tessler is the Chairman and Chief Executive Officer of J Net. The address of each of Messrs. Hobbs, Markin and Tessler is c/o J Net Ventures, 680 5th Avenue, 11th Floor, New York, NY 10019.

(7) Includes 4,941 shares of Common Stock issuable upon the exercise of vested Common Stock options.

(8) Includes 4,941 shares of Common Stock issuable upon the exercise of vested Common Stock options. In connection with the options repricing described in Note 9 of Notes to Consolidated Financial Statements, Mr. Markin exchanged of 25,000 unexercised options with an exercise price of $2.1875 per share, for 25,000 options with an exercise price of $1.00 per share.

(9) Includes 4,941 shares of Common Stock issuable upon the exercise of vested Common Stock options. In connection with the options repricing described in Note 9 of Notes to Consolidated Financial Statements, Mr. Tessler exchanged of 25,000 unexercised options with an exercise price of $2.1875 per share, for 25,000 options with an exercise price of $1.00 per share.

(10) Includes 31,562 shares of Common Stock issuable upon the exercise of vested Common Stock options. In connection with the options repricing described in Note 9 of Notes to Consolidated Financial Statements, Mr. West exchanged an aggregate of 30,000 unexercised options with an exercise price of $2.00 per share, for 30,000 options with an exercise price of $1.00 per share and 10,000 unexercised options with an exercise price of $51.50 per share, for 5,000 options with an exercise price of $1.00 per share.

(11) Includes 5,376 shares of Common Stock issuable upon the exercise of vested Common Stock options. In connection with the options repricing described in Note 9 of Notes to Consolidated Financial Statements, Mr. Boyle exchanged an aggregate of 20,000 unexercised options with an exercise price of $17.375 per share, for 15,000 options with an exercise price of $1.00 per share.

(12) Disclosure regarding shares beneficially owned is based on responses provided to InterWorld on holdings as of December 31, 2000.

(13) Includes 22,917 shares of Common Stock issuable upon the exercise of vested Common Stock options. In connection with the options repricing described in Note 9 of Notes to Consolidated Financial Statements, Mr. DeMaille exchanged an aggregate of 80,000 unexercised options with an exercise price of $51.125 per share, for 40,001 options with an exercise price of $1.00 per share and 100,000 unexercised options with an exercise price of $64.50 per share, for 50,000 options with an exercise price of $1.00 per share.

Item 13. Certain Relationships and Related Transactions

                             DIRECTOR COMPENSATION

Directors do not receive any cash remuneration for serving as directors. All directors are eligible to participate in our stock option plan. Each of Messrs. Langone, Sisteron, Slevin and West were granted options to purchase 40,000 shares of Common Stock at an exercise price of $2.00 per share upon their appointment to the board of directors. These options vest as to 20% on the first anniversary of the date of grant and 5% on the first day following each completed quarter thereafter. Each of Messrs. Lonsdale, Tessler, Markin and Singh were granted options to purchase 25,000 shares of Common Stock at an exercise price of $2.1875 per share upon their appointment to the board of directors. Additionally, in January 2000, Messrs. Langone, Sisteron, Slevin and West were granted additional options to purchase 10,000 shares of Common Stock at an exercise price of $51.50 per share. ___ Mr. Hobbs will be granted options to purchase 25,000 shares of Common Stock at an exercise price equal to the market price per share at the date of grant upon his appointment to the board of directors.

Effective December 4, 2000, Messrs. Langone, Sisteron, Slevin, West, Lonsdale, Tessler, Markin and Singh elected to exchange all unexercised options to receive a certain number of repriced options on a "value-for-value repricing" basis to the market closing price of December 4, 2000. ___ As a result, each of Messrs. Langone, Sisteron and Slevin elected to exchange their options to purchase 40,000 unexercised options with an exercise price of $2.00 per share, for 40,000 options with an exercise price of $1.00 per share and 10,000 unexercised options with an exercise price of $51.50 per share, for 5,000 options with an exercise price of $1.00 per share; Mr. West elected to exchange his options to purchase 30,000 unexercised options with an exercise price of $2.00 per share, for 30,000 options with an exercise price of $1.00 per share and 10,000 unexercised options with an exercise price of $51.50 per share, for 5,000 options with an exercise price of $1.00 per share; and Messrs. Lonsdale, Tessler, Markin and Singh elected to exchange their options to purchase 25,000 unexercised options with an exercise price of $2.1875 per share, for 25,000 options with an exercise price of $1.00 per share.

Messrs. Langone, Sisteron and Slevin resigned from the board of directors effective January 25, 2001, at which time they forfeited unvested options to purchase 13,000, 7,000 and 17,000 shares of Common Stock, respectively.

Effective January 2, 2001, InterWorld engaged Mr. Singh, through an agreement with his company Intellidex, LLC, to provide consulting services for InterWorld. Under the agreement, InterWorld will pay Mr. Singh $12,000 per month for two days of consulting services for a period of six months. Any additional days of service required will be billed at $8,000 per day.


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

Dated: April 30, 2001                  By:  /s/ Michael J. Donahue
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