Form 10-Q
period 2001-03-31
INTERWORLD CORP
filed 2001-05-21
CIK 1060326

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

                  For the quarterly period ended March 31, 2001

                                       or

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

As of April 10, 2000, there were 29,360,993 shares of the registrant's Common Stock issued and outstanding.

 =============================================================================

                             INTERWORLD CORPORATION
                                TABLE OF CONTENTS

                                                                     Page
                                                                     ----
PART I - FINANCIAL INFORMATION

 Item 1. Financial Statements

   Consolidated Balance Sheets as of March 31, 2001 (unaudited)
     and December 31, 2000                                             2

   Consolidated Statements of Operations for the three months
     ended March 31, 2001 (unaudited) and 2000 (unaudited)             3

   Consolidated Statements of Cash Flows for the three months
     ended March 31, 2001 (unaudited) and 2000 (unaudited)             4

   Notes to Consolidated Financial Statements (unaudited)              5

 Item 2. Management's Discussion and Analysis of Financial
   Condition and Results of Operations                                 9


PART II - OTHER INFORMATION

 Item 4.  Submission of Matters to a Vote of Security Holders         13

 Item 6.  Exhibits and Reports on Form 8-K                            13


SIGNATURES                                                            14

EXHIBIT INDEX                                                         14

PART I
Item 1. FINANCIAL STATEMENTS

                             INTERWORLD CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (In Thousands, Except Share Amounts)

                                                        March 31,   December 31,
                                                           2001         2000
                                                           ----         ----
                                                       (unaudited)

ASSETS
Current assets:
 Cash and cash equivalents                              $   7,454    $  22,497
 Accounts receivable - including related party
   receivables of $2,126 and $2,620 at March 31, 2001
   and December 31, 2000, respectively (net of
   allowance for doubtful accounts of $4,142 and $3,883
   at March 31, 2001 and December 31, 2000,
   respectively)                                            4,031        8,420
 Deferred contract costs                                        -        3,428
 Prepayments and other current assets                       3,182        2,288
                                                        ---------    ---------
     Total current assets                                  14,667       36,633

Property and equipment, net                                 6,947        7,555
Other assets                                                  426          501
                                                        ---------    ---------
     Total assets                                       $  22,040    $  44,689
                                                        =========    =========

LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
 SHAREHOLDERS' DEFICIT

Current liabilities:
 Accounts payable and accrued expenses                  $   8,565    $  15,109
 Deferred revenue and customer deposits                     4,522        9,449
                                                        ---------    ---------
     Total current liabilities                             13,087       24,558

Deferred rent                                               3,173        2,882
                                                        ---------    ---------
     Total liabilities                                     16,260       27,440
                                                        ---------    ---------
Commitments:
Mandatorily redeemable Series A convertible preferred
 stock
   ($0.01 par value; 5,500,000 shares authorized,
   3,293,994 and 3,200,000 issued and outstanding
   at March 31, 2001 and December 31, 2000,
   respectively) (Liquidating preference of $20,926
   and $20,317 at March 31, 2001 and December 31,
   2000, respectively)                                     20,451       19,808

Shareholders' deficit:
Preferred stock
   ($.01 par value; 9,500,000 shares authorized,
   -0- issued and outstanding at March 31, 2001
   and December 31, 2000)                                       -            -
Common stock
  ($0.01 par value; 100,000,000 shares authorized,
   29,360,993 and 29,335,993 issued and outstanding
   at March 31, 2001 and December 31, 2000,
   respectively)                                              294          293
Additional paid-in capital                                135,849      136,205
Cumulative translation adjustment                            (234)        (164)
Accumulated deficit                                      (150,580)    (138,893)
                                                        ---------    ---------
     Total shareholders' deficit                          (14,671)      (2,559)
                                                        ---------    ---------
     Total liabilities, mandatorily redeemable
     convertible preferred stock and shareholders'
     deficit                                            $  22,040    $  44,689
                                                        =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

                             INTERWORLD CORPORATION
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                                         Three Months Ended
                                                               March 31,
                                                          2001         2000
                                                          ----         ----
Revenues, net:
 Product licenses                                      $    1,198   $    8,978
 Services                                                   6,833        6,244
                                                       ----------   ----------
     Total revenues, net                                    8,031       15,222
                                                       ----------   ----------
Cost of revenues:
 Product licenses                                             559          976
 Services
   (including stock-based compensation of $40 and $92
   for the three months ended March 31, 2001 and 2000,
   respectively)                                            6,409        4,442
                                                       ----------   ----------
     Total cost of revenues                                 6,968        5,418
                                                       ----------   ----------
     Gross profit                                           1,063        9,804

Operating expenses:
 Research and development
   (including stock-based compensation of $124 and
   $213 for the three months ended March 31, 2001 and
   2000, respectively)                                      4,458        5,541
 Sales and marketing
   (including stock-based compensation of $91 and
   $509 for the three months ended March 31, 2001 and
   2000, respectively)                                      4,937        7,596
 General and administrative
   (including stock-based compensation of $33 and
   $1,494 for the three months ended March 31, 2001
   and 2000, respectively)                                  3,532        4,474
                                                       ----------   ----------
     Total operating expenses                              12,927       17,611
                                                       ----------   ----------
     Loss from operations                                 (11,864)      (7,807)

Other income (expense):
 Interest income                                              177          521
 Interest expense                                               -          (26)
                                                       ----------   ----------
     Total operating expenses                                 177          495
                                                       ----------   ----------
     Net Loss                                             (11,687)      (7,312)
                                                       ----------   ----------
Other comprehensive loss:
 Cumulative translation adjustment                            (70)         (15)
                                                       ----------   ----------
     Comprehensive Loss                                   (11,757)      (7,327)
                                                       ----------   ----------
     Net Loss                                             (11,687)      (7,312)
                                                       ----------   ----------
Less:
 Dividends on mandatorily redeemable convertible
   preferred stock                                           (609)           -
 Accretion of issuance costs associated with
   mandatorily redeemable convertible preferred stock         (34)           -
                                                       ----------   ----------
     Net loss available for common shareholders        $  (12,330)  $   (7,312)
                                                       ==========   ==========

Basic and diluted loss per share                       $    (0.42)  $    (0.26)
                                                       ==========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

                             INTERWORLD CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In Thousands)
                                  (Unaudited)

                                                         Three Months Ended
                                                              March 31,
                                                           2001        2000
                                                           ----        ----
Cash flow from operating activities:
 Net loss                                             $   (11,687)  $    (7,312)
 Adjustments to reconcile net loss to net cash used
  in operating activities:
   Depreciation and amortization                              825           787
   Loss on disposal of property and equipment                   -             2
   Amortization of stock-based compensation                   288         2,308
   Tax payments on stock-based compensation                     -          (666)
   Non-cash interest expense                                    -            18
   Bad debt expense                                           710         1,049
   Changes in assets and liabilities:
     Accounts receivable                                    3,679        (5,190)
     Deferred contract costs                                3,428           479
     Prepayments and other current assets                    (894)         (770)
     Other assets                                              75            11
`    Accounts payable and accrued expenses                 (6,544)          599
     Deferred revenue and customer deposits                (4,927)           47
     Deferred rent                                            291           368
                                                      -----------   -----------
Net cash used in operating activities                     (14,756)      (8,270)
                                                      -----------   -----------

Cash flow from investing activities:

 Short-term investments                                         -        (5,806)
 Capital expenditures                                        (217)       (1,130)
                                                      -----------   -----------
Net cash used in investing activities                        (217)       (6,936)
                                                      -----------   -----------

Cash flow from financing activities:

 Principal payments on capital lease obligations                -          (369)
 Proceeds from exercise of common stock options                 -         2,476
 Proceeds from employee stock purchase plan                     -           388
                                                      -----------   -----------
Net cash provided by financing activities                       -         2,495
                                                      -----------   -----------

Effect of exchange rate changes in cash and cash
 equivalents                                                  (70)          (15)
                                                      -----------   -----------
Net decrease in cash and cash equivalents                 (15,043)      (12,726)
Cash and cash equivalents, beginning of period             22,497        21,583
                                                      -----------   -----------
Cash and cash equivalents, end of period              $     7,454   $     8,857
                                                      ===========   ===========

Supplemental cash flow information:
   Cash paid for interest                             $         -   $         8
                                                      ===========    ==========

The accompanying notes are an integral part of these consolidated financial statements.

                             INTERWORLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In Thousands, Except Share and Per Share Amounts)
                                   (Unaudited)

NOTE 1. BASIS OF PRESENTATION AND LIQUIDITY

The accompanying financial statements have been prepared in conformity with the guidelines set forth by the Securities and Exchange Commission ("SEC") for quarterly reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of InterWorld Corporation ("InterWorld") and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

The financial statements and the related Notes are unaudited and should be reviewed in conjunction with InterWorld's Consolidated Financial Statements for the year ended December 31, 2000, as set forth in InterWorld's Annual Report on Form 10-K, as filed. In the opinion of management, the Consolidated Financial Statements and the related Notes included herein present fairly, in all material respects, the financial position and results of operations of InterWorld and its wholly owned subsidiaries as of and for the three months ended March 31, 2001. In addition, the stated financial position and quarterly results of operations are not necessarily indicative of expected results for future periods.

The consolidated financial statements of InterWorld have been prepared on the basis that InterWorld will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. At March 31, 2001 and December 31, 2000, InterWorld had an accumulated deficit of $150,580 and $138,893, respectively and working capital of $1,580 and $12,075, respectively and InterWorld continues to realize operating losses. The factors described in the preceding sentence raise substantial doubt about InterWorld's ability to continue as a going concern. Such losses and deficits have resulted principally from product development costs, sales and marketing costs and general and administrative costs associated with InterWorld developing its products and expanding its level of operations. From inception through the initial public offering (IPO) in August 1999, InterWorld financed its operations primarily through private sales of mandatorily redeemable preferred stock, all of which converted to common stock upon consummation of the IPO.

InterWorld's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations as they come due. InterWorld will require additional financing prior to reaching profitability and while it will look at all available options for such funding, management anticipates that funding will be provided by its majority holder. The terms of any future financing have not been determined. Any failure to come to terms would have a material adverse effect on InterWorld's financial position and operations and its ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability of the carrying amount of the recorded assets or the amount of liabilities that might result from the outcome of these uncertainties.

NOTE 2. LOSS PER COMMON SHARE

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

The computations of basic loss per share and diluted loss per share for the three months ended March 31, 2001 and 2000, are as follows:

                                                         Three Months Ended
                                                               March 31,
                                                          2001         2000
                                                          ----         ----

Net Loss                                               $  (11,687)   $   (7,312)
                                                       ----------    ----------
Less: Dividends on mandatorily redeemable convertible
        preferred stock                                      (609)            -
      Accretion of issuance costs associated with
        mandatorily redeemable convertible preferred
        stock                                                 (34)            -
                                                       ----------    ----------
Net Loss available to common shareholders              $  (12,330)   $   (7,312)
                                                       ==========    ==========

Weighted average shares outstanding used for basic
 and diluted loss per share                            29,360,437    27,631,508

Basic and diluted loss per share                       $     0.42    $     0.26
                                                       ==========    ==========

At March 31, 2001, outstanding options to purchase 3,766,136 shares of common stock and outstanding warrants to purchase 150,158 shares of common stock shares were excluded from the computation of diluted loss per share as they would be antidilutive. The computation of diluted loss per share did not assume conversion of the Series A Preferred Stock in the three months ended March 31, 2001 because their inclusion would have been antidilutive.

NOTE 3. EMPLOYMENT AGREEMENTS

Effective January 2001, InterWorld entered into a separation agreement with Leon DeMaille, its former Senior Vice President, Marketing, pursuant to which Mr. DeMaille's employment with InterWorld was terminated as of January 31, 2001. Mr. DeMaille received severance pay equal to three months of his regular base pay plus all accrued and unused vacation, payable in a lump sum upon termination, and InterWorld agreed to continue health and welfare benefits for three months from the date of termination. In addition, InterWorld agreed to allow him to continue to vest his common stock options through April 30, 2001. All remaining unvested options and restricted stock were forfeited.

Effective February 2001, InterWorld entered into a separation agreement with Douglas Maio, its former Chief Financial Officer, superseding his June 2000 employment agreement, pursuant to which Mr. Maio's employment with InterWorld was terminated as of February 9, 2001. Mr. Maio received severance pay equal to one year of his regular base pay plus all accrued and unused vacation, payable in a lump sum upon termination, and InterWorld agreed to continue health and welfare benefits for one year.

NOTE 4. CUSTOMER INFORMATION AND SEGMENT REPORTING

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

Information regarding InterWorld's revenues by geographic areas is as follows:

                                                          Three Months Ended
                                                               March 31,
                                                          2001          2000
                                                          ----          ----
Revenues:
 Americas                                             $     2,765   $    13,067
 Europe                                                     4,535         1,390
 Asia Pacific                                                 731           765
                                                      -----------   -----------
     Total Revenues                                   $     8,031   $    15,222
                                                      ===========   ===========

During the three months ended March 31, 2001, one customer accounted for approximately 51% of total revenues. For the three months ended March 31, 2000, one customer accounted for approximately 18% of total revenues. At March 31, 2001, three customers accounted for approximately 69% of net accounts receivable.

NOTE 5. RECLASSIFICATION

Certain amounts in the financial statements have been reclassified to conform to 2001 classifications.

NOTE 6. SIGNIFICANT CONTRACT

In June 2000, InterWorld executed a software license agreement with a significant customer. Concurrently, InterWorld started negotiations on a long-term master services agreement with this customer pursuant to which InterWorld would be required to make significant modifications and customizations to the software. As of December 31, 2000, due to the significant modifications and customizations required, InterWorld determined that the arrangement was a bundled transaction that should be accounted for under the percentage of completion method in accordance with Statement of Position No. 81-1 (SOP 81-1), as required by Statement of Position 97-2 (SOP 97-2). Additionally, due to the lack of a definitive master services agreement with the customer and in accordance with SOP 81-1, InterWorld deferred all revenue and expenses related to this contract as of December 31, 2000. The master services agreement was finalized on March 27, 2001.

During the second quarter of 2001 InterWorld determined that the expected costs to complete this contract were higher than previously anticipated and took an estimated charge of $400 for costs projected in excess of the contract value. This charge represents InterWorld's current estimated loss on this contract. For the three months ended March 31, 2001, InterWorld recognized service revenue and cost of service revenue of approximately $4,100 and $4,500, respectively.

NOTE 7. TRANSACTIONS WITH MAJORITY HOLDER

On January 25, 2001 InterWorld and J Net Enterprises, Inc. ("J Net") announced the signing of definitive agreements for, among other things, the issuance and sale of InterWorld common stock that would have provided InterWorld with between $20,000 and $40,000. The transaction was to be in the form of a rights offering to existing common shareholders of InterWorld, with J Net acting as a stand-by purchaser to ensure minimum proceeds of $20,000 from the offering. In conjunction with the offering, J Net would have exchanged all of its Series A Preferred Stock and the warrant issued to J Net by InterWorld in November 2000 for approximately 46 million shares of InterWorld common stock.

These transactions were subject, among other conditions, to InterWorld shareholder approval and a charter amendment would have been required to increase the number of authorized shares of common stock. It was also contemplated that the shareholders would be asked to increase the number of shares issuable under InterWorld's Equity Incentive Plan in connection with the transaction. J Net would not be obligated to consummate these transactions if InterWorld's common stock was not listed on one or more specified national securities exchanges. Additionally, J Net would not be obligated to act as stand-by purchaser in the rights offering if there has been an occurrence that is reasonably likely to have a material adverse effect on InterWorld. As discussed in Note 8, InterWorld's common stock has been de-listed from the NASDAQ National Market.

In April 2001, InterWorld announced a series of transactions that resulted in InterWorld becoming a majority-owned subsidiary of J Net. The agreements between InterWorld and J Net made in January 2001 and the proposed rights offering contemplated in those agreements have been terminated. InterWorld has received notification from J Net requiring InterWorld to redeem its Series A Preferred Stock in accordance with the terms of the mandatory redemption provisions thereof. Since InterWorld does not have sufficient cash available to redeem the Series A Preferred Stock, J Net has redeemed 477,383 shares of the Series A Preferred Stock for 61,000,021 shares of InterWorld's common stock making J Net InterWorld's majority shareholder. As the terms of the Series A Preferred Stock allow for J Net to redeem such preferred stock at 65% of the market price of InterWorld's common stock, as defined, InterWorld will be required to take an additional non-cash charge to account for this beneficial conversion feature. InterWorld estimates that based on an average market price of approximately $0.116 per share, this charge could approximate $17,000. In accordance with the terms of the Series A Preferred Stock agreement, InterWorld will accrete approximately $11,300 to 150% of the sum of the stated value of the Series A Preferred Stock, any accrued but unpaid dividends and any penalty payments that may be due under the terms of the Series A Preferred Agreement.

On February 9, 2001, InterWorld's board of directors declared and distributed a preferred stock dividend to the holders of the Series A Preferred of 93,994 shares of Series A Preferred.

NOTE 8. NASDAQ CORRESPONDENCE

InterWorld's common stock has been de-listed from the NASDAQ National Market. On March 13, 2001, InterWorld received a notification from The NASDAQ Stock Market, Inc. (NASDAQ) that it was not in compliance with the

NASDAQ's $1.00 minimum bid price requirement because its common stock had closed below the minimum bid price for 30 consecutive business days.

Subsequently, in May 2001, InterWorld received a decision from The NASDAQ Stock Market Inc. advising InterWorld that under Marketplace Rule 4450(a)(3), InterWorld's securities were to be de-listed from The NASDAQ National Market at the opening of business on May 4, 2001. As a result, InterWorld's common stock will no longer be traded on any NASDAQ exchange. InterWorld's Common Stock will be traded over the counter and is currently being quoted on the NASD Bulletin Board under the symbol INTW.

As a result, an investor may find it more difficult to dispose of or obtain accurate quotations as to the market value of InterWorld's common stock. In addition, broker-dealers may have certain regulatory burdens imposed upon them, which may discourage them from effecting transactions in InterWorld's common stock, further limiting the liquidity thereof. This may have the effect of limiting InterWorld's ability to raise additional financing.

InterWorld has announced that it will take steps to cease to be a reporting company under the Securities Act of 1934, as amended.

NOTE 9. SUBSEQUENT EVENTS

In April 2001, InterWorld agreed to accept cash and common stock in satisfaction of an outstanding receivable with a publicly-traded company whose current Chief Executive Officer was a former executive officer of InterWorld. InterWorld will receive a number of shares determined by dividing $1,200 by the average closing price of this related party's common stock for the prior five business days ending on May 15, 2001. These shares will be unregistered and have certain registration rights, as defined in the registration rights agreement executed by the partners.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking statements are subject to a number of risks, uncertainties and assumptions. Among the factors that could cause actual results to differ significantly from those expressed or implied by such forward-looking statements are: uncertainties relative to global economic conditions; our reliance on a single family of products for substantially all of our sales; our need to attract significant new clients on an ongoing basis; lack of market acceptance of our products; the introduction by our competitors of new or competing technologies; delays in delivery of new products or features; our ability to continue to update business application products, including upgrades to meet international requirements; our inability to successfully maintain or increase market share in our core business while expanding our product base into other markets; our inability to enter into or maintain relationships with system integration companies; the strength of our distribution channels; our inability either internally or through third-party service providers to support client implementation of our products; our inability to recover our costs in sales of our products and services; product defects; changes in our business strategies; our inability to raise additional capital when needed; the de-listing of our common stock from the NASDAQ National Market; as well as the other factors discussed in this Form 10-Q and in other documents filed by InterWorld with the SEC. InterWorld undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

OVERVIEW

We derive revenues primarily from licensing our enterprise commerce software solutions and providing related services and support to our clients. We commercially introduced our first product in December 1995.

We generally price licenses of our platform and applications on a per server or site (revenue) basis. Standard per server license fees for Commerce Exchange Retail Suite for the Windows NT(R) solutions are $250,000 and Unix(R) solutions, $350,000, for Commerce Exchange Business Suite for Windows NT(R) solutions are $400,000 and Unix(R) solutions, $500,000. Standard per server license fees for Commerce Intelligence are $310,000 for Windows NT(R) and Unix(R) solutions. The recommended production configuration that supports redundancy, fault-tolerance and distributed load balancing across multiple processors is generally available for a license fee of approximately $800,000 to $1,200,000. Licenses for product configurations that support additional servers and users are available. Additional applications, tools, business adaptors, professional services and maintenance services are provided at an additional cost to the client. Site licenses are also available. Site licenses typically require the client to pay additional fees based on the client achieving specified electronic commerce revenues. Modular pricing is also available.

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

Recently we have seen a dramatic slow down in spending among "dot.coms" and a lengthening of sales cycles in our target markets. This and other factors have led to a decrease in product license revenues.

In June 2000, we executed a software license agreement with a significant customer. Concurrently, we started negotiations on a long-term master services agreement with this customer pursuant to which we would be required to make significant modifications and customizations to the software. As of December 31, 2000, due to the significant modifications and customizations required, we determined that the arrangement was a bundled transaction that should be accounted for under the percentage of completion method in accordance with Statement of Position No. 81-1 (SOP 81-1), as required by Statement of Position 97-2 (SOP 97-2). Additionally, due to the lack of a definitive master services agreement with the customer and in accordance with SOP 81-1, we deferred all revenue and expenses related to this contract as of December 31, 2000. The master services agreement was finalized on March 27, 2001.

During the second quarter of 2001 we determined that the expected costs to complete this contract were higher than previously anticipated and took an estimated charge of $0.4 million for costs projected in excess of the contract value. This charge represents our current estimated loss on this contract. For the three months ended March 31, 2001, we recognized service revenue and cost of service revenue of approximately $4.1 million and $4.5 million, respectively.

THREE MONTHS ENDED MARCH 31, 2001 AND 2000

Total Revenues, Net.

Total revenues, net include fees from product licenses and services. Total revenues, net decreased 47%, or $7.2 million, to $8.0 million during the first three months 2001 from $15.2 million in the first three months 2000. Product revenues decreased to $1.2 million during the first three months 2001 from $9.0 million in the first three months 2000. Service revenues increased in the first quarter of 2001 to $6.8 million from $6.2 million in the first quarter of 2000, however net of approximately $4.1 million of service revenues for the first quarter of 2001 that relate to the significant contract described above, service revenues decreased $3.5 million from the first quarter of 2000. These were largely the result of a dramatic slow down in spending among "dot.coms" and a lengthening of sales cycles in our target markets.

Cost of Revenues.

Cost of product license revenues consist of royalties payable to third parties for software that is embedded in or bundled with our products, the costs of product media, documentation and manufacturing costs. Cost of product license revenues increased to 47% of product revenues during the first quarter of 2001 from 11% of product revenues in the first quarter of 2000 due to the increase in third-party royalties, more elaborate licensed product documentation and packaging and substantial reduction in product license revenue.

Cost of services revenues consist primarily of costs related to services employees and systems integration consultants providing installation and modification services and support. Cost of services revenues increased to $6.4 million during the first three months of 2001 from $4.4 million in the first three months of 2000; however, net of approximately $4.5 million of cost of service revenues for the first quarter of 2001 that relate to the significant contract described above, cost of service revenues decreased $2.5 million from the first quarter of 2000. Excluding the impact of the significant contract, gross margins on services remains unchanged at approximately 30% for the first quarter of 2001 and 2000. Due to a reclassification in financial statement presentation, cost of services revenues include less than $0.1 million of stock-based compensation for the first quarter of 2001 and $0.1 million in stock-based compensation for 2000.

Research and Development.

Research and development expenses consist of costs related to research and development personnel, including salaries, related benefits costs and consulting fees, as well as costs related to facilities and equipment used in research and development. Research and development expenses decreased to $4.5 million during the first quarter of 2001 from $5.5 million in the first quarter of 2000. This decrease was principally due to the reduction of personnel to support the continuous improvements and additions to our licensed products. Due to a reclassification in financial statement presentation, research and development expenses include $0.1 million of stock-based compensation for the first quarter of 2001 and $0.2 million in stock-based compensation for 2000.

Sales and Marketing.

Sales and marketing expenses consist of salaries and related benefits costs for sales and marketing personnel, sales commissions and other incentive compensation, travel and entertainment expenses and the costs of marketing programs, including trade shows, promotional materials and advertising. Sales and marketing expenses decreased to $4.9 million during the first three months of 2001 from $7.6 million in the first three months of 2000. These decreases were due primarily to the reduction of our sales and marketing organizations, a reduction in commissions paid on a smaller number of license transactions and a decrease in marketing activities, including advertising designed to increase awareness of our brand. We expect to continue to incur significant sales and marketing expenses in future periods. Due to a reclassification in financial statement presentation, sales and marketing expenses includes $0.1 million of stock-based compensation for the first quarter of 2001 and $0.5 million in stock-based compensation for 2000.

General and Administrative.

General and administrative expenses consist of salaries and related benefits costs for administrative, finance and human resources personnel, plus related facilities and equipment costs. General and administrative expenses decreased to $3.5 million during the first quarter of 2001 from $4.5 million in the first quarter of 2000. This decrease reflects a reduction in administrative personnel and infrastructure necessary to manage and support our operations. Due to a reclassification in financial statement presentation, general and administrative expenses include less than $0.1 million of stock-based compensation for the first quarter of 2001 and $1.5 million in stock-based compensation for 2000.

Amortization of Stock-Based Compensation.

Amortization of stock-based compensation consists primarily of non-cash charges for stock options granted to employees, directors and consultants, as well as grants of restricted common stock. For option grants to employees with exercise prices deemed below the fair market value of our common stock at the time of grant, the amount of the charge is equal to the difference between the exercise price of the stock option and the deemed fair market value of our common stock at the date of grant multiplied by the number of options granted. The charge is amortized over the vesting period of the options (typically, three to five years). Equity instruments issued to non-employees that are fully vested and non-forfeitable are measured at fair value at the issuance date and expensed in the period over which the benefit is expected to be received. Equity instruments issued to non-employees which are forfeitable, for which performance is required for the equity instrument to vest, are measured initially at fair value and subsequently adjusted for changes in fair value until the earlier of: 1) the date at which a commitment for performance by the counter-party to earn the equity instrument is reached or 2) the date at which the counter party's performance is complete. For restricted stock grants, the amount of the charge is equal to the number of shares granted multiplied by the fair market value on the date of grant.

Amortization of stock-based compensation decreased to $0.3 million during the first three months of 2001 from $2.3 million in the first three months of 2000, due largely to the elimination of restricted stock grants to executives, which totaled $1.4 million in 2000. Based on the closing price of our common stock price on March 31, 2001, we estimate that we will recognize approximately $2.8 million of stock-based employee compensation expense in future periods through October 2004. Due to a reclassification in financial statement presentation, amortization of stock-based compensation has been allocated to the respective line item classification in the Statements of Operations.

Total Other Income (Expense).

Other income (expense) consists primarily of interest income earned on cash, cash equivalents and short-term investments, net of cash. Other income for the first three months of 2001 was $0.1 million, a decrease of approximately $0.4 million from $0.5 million for the first three months of 2000. This decrease was largely attributable to interest income earned on smaller cash and short-term investment balances. There was no other interest expense during the first three months of 2001 and less than $0.1 million in the first three months of 2000.

LIQUIDITY AND CAPITAL RESOURCES

The consolidated financial statements of InterWorld have been prepared on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. At March 31, 2001 and December 31, 2000, we had an accumulated deficit of $150.6 million and $138.9 million, respectively and working capital of $2.0 million and $12.1 million, respectively, and we continue to realize operating losses. The factors described in the preceding sentence raise substantial doubt about our ability to continue as a going concern. Such losses and deficits have resulted principally from product development costs, sales and marketing costs and general and administrative costs associated with developing our products and expanding our level of operations. From inception through the initial public offering (IPO) in August 1999, we financed our operations through private sales of mandatorily redeemable preferred stock, all of which converted to common stock upon consummation of the IPO.

Our ability to continue as a going concern is dependent upon our ability to generate sufficient cash flows to meet our obligations as they come due. We will require additional financing prior to reaching profitability and while we will look at all available options for such funding, management anticipates that funding will be provided by our majority holder. The terms of any future financing have not been determined . Any failure to come to terms would have a material adverse effect on our financial position and operations and our ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability of the carrying amount of the recorded assets or the amount of liabilities that might result from the outcome of these uncertainties.

We have had significant negative cash flows from operating activities to date. Net cash used in operating activities in the first three months of 2001 and 2000 were $14.8 million and $8.3 million, respectively. Net cash used in operating activities in each of these periods was primarily the result of expenditures for product development, sales and marketing and infrastructure enhancements. This consisted of an operating loss of approximately $11.6 million during the first quarter of 2001, partially offset by the non-cash amortization of stock-based compensation, which approximated $0.3 million, and depreciation expense, which approximated $0.8 million. Cash used to support the decrease in accounts payable and accrued expenses of approximately $6.5 million has been offset by a decrease in accounts receivable, which approximated $3.7 million.

Net cash provided by (used in) investing activities consists primarily of the redemption of short-term investments, specifically three to six month government securities, and capital expenditures for computer equipment, purchased software, office equipment, furniture, fixtures and leasehold improvements. Capital expenditures in first three months of 2001 aggregated $0.2 million, primarily for computer and office equipment.

In April 2001, we agreed to accept cash and common stock in satisfaction of an outstanding receivable with a publicly-traded company who's current Chief Executive Officer was a former executive officer of InterWorld. We will receive a number of shares determined by dividing $1,200 by the average closing price of this related party's common stock for the prior five business days ending on May 15, 2001. These shares will be unregistered and have certain registration rights, as defined.

PART II

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In May 2001, InterWorld announced that by written consent its majority shareholder has approved a one-for-fifty reverse stock split of its outstanding common stock. Since the majority shareholder holds 61,000,021 shares of common stock, no other approval of InterWorld's other shareholders is required to effect the reverse stock split. The effective date of the reverse stock split has not yet been set but will be announced upon the mailing of an Information Statement to shareholders of record. A preliminary Information Statement was filed with the Securities and Exchange Commission on May 4, 2001.

Each fifty shares of InterWorld's common stock issued and outstanding or held as treasury shares immediately prior to the effective date will automatically be reclassified, without any action on the part of the holder, into one share of new common stock. No fractional shares will be issued as a result of the reverse stock split. Shareholders who would have received fractional shares will instead be entitled to receive a cash payment.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K.

 Date of Report   Items Reported                     Description
 --------------   --------------                     -----------

January 17, 2001     Item(s) 5      Estimated losses for 4th quarter of 2000 and
                                                  headcount reduction
February 2, 2001   Item(s) 5 & 7        Stock Purchase and  Stand-By Purchase
                                                 Agreements with J Net
February 9, 2001     Item(s) 5               Change to Board of Directors
 March 23, 2001      Item(s) 5                 NASDAQ notice to de-list

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                INTERWORLD CORPORATION

DATE:   May 21, 2001           BY:   /s/ Michael J. Donahue
      ------------------------      --------------------------------------------
                                    Michael J. Donahue
                                    Chief Executive Officer and Vice Chairman

DATE:   May 21, 2001           BY:   /s/ Steven L. Korby
      ------------------------      --------------------------------------------
                                    Steven L. Korby
                                    Chief Financial Officer, Executive Vice
                                    President and Treasurer

EXHIBIT INDEX